Form 10-K
period 2024-12-31
ScanTech AI Systems Inc.
filed 2025-05-14
CIK 1994624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-42463

ScanTech AI Systems Inc.
(Exact name of registrant as specified in its charter)

Delaware	93-3502562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1735 Enterprise Drive Buford, Georgia	30518
(Address of principal executive offices)	(Zip Code)

+1 (470) 655 0886

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $0.0001 per share	STAI	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based on paragraph (iv) of the smaller reporting company definition under Rule 12b-2, the aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of March 31, 2025 was $ 51,987,305.30. The closing price of the common stock on March 31, 2025 as reported on the Nasdaq Global market was $2.03 per share. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

The number of shares of the common stock of the registrant issued and outstanding as of March 31, 2025 was 25,609,510 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SCANTECH AI SYSTEMS INC.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of ScanTech AI Systems Inc. (“ScanTech AI”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	the projected financial information, anticipated growth rate, and market opportunities of ScanTech AI;
●	the ability to maintain the listing of ScanTech AI’s common stock on Nasdaq following the Business Combination;
●	ScanTech AI’s public securities’ potential liquidity and trading;
●	ScanTech AI’s ability to raise financing in the future;
●	ScanTech AI’s success in retaining or recruiting, or changes required in, officers, key employees, or directors following the completion of the Business Combination;
●	potential effects of extensive government regulation;
●	ScanTech AI’s future financial performance and capital requirements;
●	the impact of supply chain disruptions;
●	high inflation rates and interest rate increases;
●	factors relating to the business, operations, and financial performance of ScanTech AI, including:
o	the ability to achieve or maintain profitability in the future;
o	the availability of additional capital to support business growth;
o	changes in governmental regulations in our key markets;
o	the ability to obtain key certifications from the TSA and ECAC in a timely manner;
o	successful manufacturing and commercialization and commercial market acceptance of the technology;
o	the ability to establish and maintain confidence in our long-term business prospects among customers and others within the industry.

These and other factors that could cause actual results to differ from those implied by the forward-looking statements in this Annual Report on Form 10-K and in any document incorporated by reference herein are more fully described in the section titled “Risk Factors” (beginning on page 15). Such risk factors are not exhaustive. New risk factors emerge from time to time and it is not possible to predict all such risk factors, nor can ScanTech AI assess the impact of all such risk factors on its business, or the extent to which any factor or combination of factors may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements attributable to ScanTech AI or to persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements. ScanTech AI undertakes no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

On January 2, 2025, ScanTech AI consummated a previously announced business combination pursuant to the terms of the business combination agreement (the “Closing”), by and among ScanTech AI, Mars Acquisition Corp., a Cayman Island exempted company, Mars Merger Sub I Corp., a Cayman Islands exempted company and a wholly owned subsidiary of Mars, Mars Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco, ScanTech Identification Beam Systems, LLC, a Delaware limited liability company (“ScanTech”), and Dolan Falconer in the capacity as the representative for holders of units of ScanTech.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “we,” “us,”“our,” or the “Company” refer to the business and operations of ScanTech prior to the Closing and to ScanTech AI, the registrant, and its subsidiaries following the Closing.

PART I

Item 1. Business.

Overview

ScanTech AI Systems Inc. (“ScanTech AI”) was formed as a corporation under the laws of the State of Delaware on July 20, 2023.

On September 5, 2023, ScanTech AI entered into a business combination agreement (as amended or supplemented, the “Business Combination Agreement”) with Mars Acquisition Corp. (“Mars”), a Cayman Island exempted company, Mars Merger Sub I Corp., a Cayman Islands exempted company and a wholly owned subsidiary of Mars (“Purchaser Merger Sub”), Mars Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco (“Company Merger Sub”), ScanTech Identification Beam Systems, LLC, a Delaware limited liability company (“ScanTech”), and Dolan Falconer in the capacity as the representative for holders of units of ScanTech (the “Seller Representative”). The transactions contemplated by the Business Combination Agreement are hereinafter referred to collectively as the “Business Combination.”

The Business Combination was consummated on January 2, 2025 (“Closing”). As a result of the Closing of the Business Combination, Mars and ScanTech became wholly owned subsidiaries of ScanTech AI. On January 3, 2025, one business day after the Closing, the common stock of ScanTech AI (“Common Stock”) was listed on The Nasdaq Global Market under trading symbol “STAI”.

The Business Combination

At the extraordinary general meeting of Mars shareholders held on December 12, 2024 (the “Extraordinary General Meeting”), Mars shareholders considered and adopted, among other matters, the Business Combination Agreement and the other proposals related thereto described in the definitive proxy statement/prospectus/consent solicitation dated November 14, 2024, as amended/supplemented.

In accordance with the terms and subject to the conditions of the Business Combination Agreement:

●	At the Closing, Purchaser Merger Sub merged with and into Mars, with Mars continuing as the surviving entity (“Purchaser Merger”), and, in connection therewith, each ordinary share of Mars (“Ordinary Share”) issued and outstanding immediately prior to the Closing was cancelled in exchange for the right of the holder thereof to receive, with respect to each Ordinary Share that was not redeemed or converted at Closing, one share of Common Stock. Each share of Ordinary Shares held by Mars shareholders who validly redeemed their Ordinary Shares was automatically cancelled and ceased to exist and thereafter represented only the right to be paid a pro-rata redemption price.
●	At the Closing, each issued and outstanding unit of Mars (“Unit”) was automatically separated into (i) one Ordinary Share, which was cancelled in exchange for the right of the holder thereof to receive one Common Stock and, (ii) one right (“Right”) to receive two-tenths (2/10) of one share of Ordinary Share, which was cancelled in exchange for the right of the holder thereof to receive Common Stock.
●	At the Closing, Company Merger Sub merged with and into ScanTech, with ScanTech continuing as the surviving entity (“Company Merger”, and together with the Purchaser Merger, the “Mergers”), and, in connection therewith, (i) ScanTech units issued and outstanding immediately prior to the Closing were cancelled in exchange for the right of the holders thereof to receive shares of Common Stock as set forth in the Business Combination Agreement and (ii) any convertible securities of ScanTech were terminated or shall be termininated in accordance with applicable terms.
●	After 90 days following the Closing or such other period as may be agreed by parties to the Business Combination Agreement, Mars shareholders who elect not to redeem at the Closing will receive two additional shares of Common Stock. On April 2, 2025, each Mars shareholder who elected not to redeem at the Closing and held their shares continuously since then was issued two additional shares of Common Stock.

The merger consideration to be paid to holders of units of ScanTech was a number of shares of Common Stock equal to the quotient obtained by dividing (a) the sum of (i) $140.0 million minus (ii) the amount of indebtedness and liabilities of ScanTech that have not been finally determined through a settlement or agreement prior to the Closing and in excess of $20.0 million, if any, as set forth in the Business Combination Agreement, as amended, by (b) $9.87, the conversion ratio set forth in the Business Combination Agreement, and rounded down to the nearest whole share. Upon Closing, holders of ScanTech units collectively held 14,184,397 shares of Common Stock.

Additionally, the holders of ScanTech units may receive up to a number of shares of Common Stock equal to 10% of the fully diluted shares of Common Stock outstanding immediately following the Closing (subject to adjustment based on stock splits and similar events) as earnout shares (“Earnout Shares”) upon the achievement of the following milestones over the five (5)-year period after the Closing (the “Earnout Period”):

(1)	one-third (1/3) of the Earnout Shares will be issued if ScanTech AI or its subsidiaries receive the TSA APSS 6.2.0 Explosive Standard Certification at any time during the Earnout Period;
(2)	one-third (1/3) of the Earnout Shares will be issued if ScanTech AI or its subsidiaries receives Qualifying Orders for an aggregate of not less than one hundred (100) Sentinel Scanners over a six (6)-month period at any time during the Earnout Period;
(3)	one-twelfth (1/12) of the Earnout Shares will be issued if the revenue of ScanTech AI as reported in the audited consolidated financial statements set forth in the annual report of ScanTech AI for fiscal year 2024 as filed with the SEC is equal to or exceeds Twenty-Five Million Dollars ($25,000,000);
(4)	one-twelfth (1/12) of the Earnout Shares will be issued if the EBITDA of ScanTech AI for fiscal year 2024 is a positive number;
(5)	one-twelfth (1/12) of the Earnout Shares will be issued if the revenue of ScanTech AI as reported in the audited consolidated financial statements set forth in the annual report of ScanTech AI for fiscal year 2025 filed with the SEC is equal to or exceeds Seventy-Five Million Dollars ($75,000,000); and
(6)	one-twelfth (1/12) of the Earnout Shares will be issued if the EBITDA of ScanTech AI for fiscal year 2025 is equal to or exceeds Twenty Million Dollars ($20,000,000).’

If any or all of Earnout Shares are not earned and issued pursuant to the above contingencies, any unearned Earnout Shares (up to the maximum number of Earnout Shares) will be earned in their entirety and issued to the holders of ScanTech units if any one of the following milestones is achieved:

(1)	The revenue of ScanTech AI as reported in the audited consolidated financial statements set forth in the annual report of ScanTech AI for fiscal year 2026 filed with the SEC is equal to or exceeds One Hundred and Fifty Million Dollars ($150,000,000) and ScanTech AI’s EBITDA for fiscal year 2026 equals or exceeds Sixty Million Dollars ($60,000,000); or
(2)	The revenue of ScanTech AI as reported in the audited consolidated financial statements set forth in the annual report of ScanTech AI for fiscal year 2027 filed with the SEC is equal to or exceeds Three Hundred Million Dollars ($300,000,000) and ScanTech AI’s EBITDA for fiscal year 2027 equals or exceeds One Hundred Twenty Million Dollars ($120,000,000); or
(3)	The revenue of ScanTech AI as reported in the audited consolidated financial statements set forth in the annual report of Pub ScanTech AI co for fiscal year 2028 filed with the SEC is equal to or exceeds Five Hundred Million Dollars ($500,000,000) and ScanTech AI’s EBITDA for fiscal year 2028 equals or exceeds Two Hundred Million Dollars ($200,000,000).

If there is a Change of Control (as defined in the Business Combination Agreement) of ScanTech AI during the Earnout Period, the holders of ScanTech units have the right to receive all Earnout Shares not previously earned and issued.

Upon the Closing, Mars and ScanTech each became wholly owned subsidiaries of ScanTech AI, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the provisions of applicable law.

The Mars Units, Ordinary Shares, and Rights under the symbols “MARXU”, “MARX” and “MARXR”, respectively, previously traded on The Nasdaq Capital Market were delisted without any action needed to be taken on the part of the holders of such securities and are no longer traded following the Closing. On January 3, 2025, one business day after the Closing, the Common Stock was listed on The Nasdaq Global Market under the trading symbol “STAI”.

Shares outstanding as of Closing include 14,184,397 shares of Common Stock issued to holders of ScanTech units, 2,026,806 shares of Common Stock held by public shareholder of Mars (reflecting the conversion of Rights and the redemption of Ordinary Shares at the Closing), 2,235,600 shares of Common Stock held by Mars’ officers and directors, the Sponsor and each transferee of founder shares, and 276,000 shares of Common Stock held by Maxim Group LLC, as the representative of the underwriters in the initial public offering of Mars.

Upon the Closing and after giving effect to the Mergers and the redemption of Ordinary Shares, the former holders of ScanTech units beneficially owned approximately 75.8% of the outstanding shares of Common Stock, and the former security holders of Mars beneficially owned approximately 24.2% of the outstanding shares of Common Stock.

ScanTech AI received gross proceeds of approximately $10.27 million in connection with the Business Combination, which included $3.0 million in gross proceeds raised through the transaction financing listed below, funds held in Mars’ trust account of $7.27 million (net of Closing Redemptions in connection with the Extraordinary Shareholder Meeting), ScanTech AI expects the proceeds from this transaction, combined with cash on hand, to fund operations into the fiscal year of 2025.

The Transaction Financing

Polar Non-Redemption Agreement

On December 31, 2024, Mars and Polar Multi-Strategy Master Fund (“Polar”) entered into a non-redemption agreement. Under the non-redemption agreement, Polar agreed not to redeem 200,000 Ordinary Shares and to leave $750,000 in Mars’ trust account as a transaction financing in connection with the Business Combination, which corresponds to the amount Polar would have received if it had redeemed the shares.

Additionally, Polar agreed to reduce its entitlement from 1,250,000 subscription shares under the Subscription Agreements dated April 4, 2024, and May 5, 2024, to 312,500 shares of Common Stock. On February 10, 2025, the Company filed a registration statement on Form S-1 to register the 312,500 shares of Common Stock issued to Polar.

Seaport Promissory Note

On December 31, 2024, Seaport Group SIBS LLC, an affiliate of Seaport Global Asset Management, LLC (“Seaport”), and ScanTech AI entered into a senior unsecured promissory note (“Seaport Promissory Note”), pursuant to which Seaport provided ScanTech with an investment of $1,000,000 as transaction financing in connection with the Business Combination.

February 10, 2025, the Company filed a registration statement on Form S-1 to register 303,951 shares of Common Stock as repayment of the investment under the Seaport Promissory Note, including any and all accrued interest.

Seaport Credit Facility

On December 31, 2024, Seaport SIBS LLC, an affiliate of Seaport Global Asset Management, LLC, entered into a senior secured credit facility with ScanTech AI (the “Seaport Credit Facility”) for a maximum of $2,000,000, with the initial advance available 15 days after execution. The principal amount and accrued interest are due upon demand no later than 12 months from the date of funding. The Seaport Credit Facility bears Payment-In-Kind (PIK) interest at 15.0% per annum, calculated on a 360-day year. Secured by the borrower’s collateral pool, the facility designates the holder as a party to the Intercreditor Agreement dated September 24, 2024.

Subsequent Share Issuances

As discussed in the Business Combination section above, on January 3, 2025, one business day after the Closing, Scantech AI issued 14,184,397 shares of Common Stock issued to holders of ScanTech units, 2,026,806 shares of Common Stock held by public shareholder of Mars (reflecting the conversion of Rights and the redemption of Ordinary Shares at the Closing), 2,235,600 shares of Common Stock held by Mars’ officers and directors, the Sponsor and each transferee of founder shares, and 276,000 shares of Common Stock held by Maxim Group LLC, as the representative of the underwriters in the initial public offering of Mars.

On January 6, 2025, ScanTech AI issued 362,676 shares of Common Stock in connection with the non-redemption agreement entered into in January 2024 by ScanTech AI, Mars, and the investors party thereto, who agreed not to exercise their redemption rights with respect to their shares in Mars in connection with the extraordinary meeting held on January 30, 2024. On the same date, ScanTech AI also issued 41,400 shares of Common Stock in connection with the convertible promissory notes dated March 31, 2024, and April 30, 2024, and in exchange for funding provided by the investors in support of the business combination, all of which were issued pursuant to the registration statement on Form S-4.

On February 10, 2025, ScanTech AI filed a registration statement on Form S-1 to register 1,187,500 shares of Common Stock to be sold by Polar upon the exchange of the Series P Membership Units it held.

In addition to the above, on February 10, 2025, ScanTech AI agreed to issue 200,000 shares of Common Stock to Steele Interests SIBS LLC in accordance with the supplemental agreement entered into as of January 31, 2025. ScanTech AI also issued: (i) 234,380 shares of Common Stock to Aegus Corp. pursuant to BCA Amendment No. 4; (ii) 70,000 shares of Common Stock to Aegus in accordance with the settlement agreement and mutual release dated October 14, 2024; (iii) 23,000 shares of Common Stock to Aegus in accordance with the letter agreement dated February 7, 2025; (iv) 75,000 shares of Common Stock to MG Partners, LLC in accordance with the settlement agreement and mutual release dated October 14, 2024; (v) 316,616 shares of Common Stock to St. James Bank & Trust Co. Ltd. in accordance with the NACS/ScanTech refinance and repayment summary of non-binding terms dated February 7, 2025; (vi) 200,000 shares of Common Stock to Bay Point Capital Partners LP in accordance with the supplemental agreement dated January 2, 2025; and (vii) 100,000 shares of Common Stock to Catalytic Holdings I LLC in accordance with the supplemental agreement dated January 2, 2025;

On February 10, 2025, ScanTech AI also (i) registered 1,149,230 shares of Common Stock to Seaport Group SIBS LLC pursuant to BCA Amendment No. 4 and in connection with the promissory bridge note dated March 27, 2024; (ii) registered 1,000,000 shares of Common Stock in connection with the senior unsecured promissory note dated November 14, 2024; and (iii) registered 100,000 shares of Common Stock to Seaport pursuant to the supplemental agreement dated January 2, 2025.

On March 31, 2025, ScanTech AI entered into an amendment to the Seaport Bridge Loans (the “Seaport Bridge Loan Amendment”), pursuant to which it agreed to issue 2,250,000 shares of Common Stock to Seaport in exchange for the termination of the Seaport Credit Facility originally entered into on December 31, 2024. While the facility provided for a maximum principal amount of $2,000,000, Seaport ultimately provided approximately $2,250,000 to ScanTech AI. The share issuance was made as a return of capital and to effect the termination of all related documents. In addition, ScanTech AI agreed to issue (i) 2,600,000 shares of Common Stock in connection with the termination of the debt agreement related to the Ontario Power Generation order, and (ii) 500,000 shares of Common Stock as compensation for the transaction. The shares issued under the Seaport Bridge Loan Amendment will not be registered until the Company files a registration statement for the resale of the securities. Seaport will be subject to a six-month lock-up period following the closing of the business combination.

Our Business

Our mission is to develop and deploy security screening systems that protect travelers and other members of the public from criminals, terrorists and other bad actors. We have developed a proprietary fixed-gantry Computed Tomography (“CT”) scanning system that detects explosives, weapons, narcotics and other contraband. CT is an X-ray scanning technology that combines a series of X-ray images taken from different angles around items being scanned and uses computer processing to create cross-sectional images of the item, which are reconstructed into a three dimensional image of the scanned item.

Our initial market focus is domestic and international aviation checkpoints. However, we believe a significant market opportunity also exists for deploying our scanners in (i) other government facilities such as border crossings, seaports, military bases, embassies, federal buildings, prisons and postal facilities and (ii) the private sector at manufacturing plants, entertainment facilities, power plants, petrochemical facilities, convention centers, schools, sports stadiums and other highly-trafficked public buildings or venues.

Our SENTINEL fixed-gantry scanner has already achieved several third-party certifications, including the TSA’s Tier 2 Explosive Detection Certification. Certification to the TSA’s Accessible Property Screening System 6.2.0 Explosive Detection Standard (“APSS 6.2”) and to the European Civil Aviation Conference (“ECAC”) Explosive Detection System for Cabin Baggage Certification (“EDSCB”) are underway in advanced stages. Tier 2, APSS 6.2 and EDSCB are the explosive detection standards required for “carry-on” or “cabin” baggage X-ray inspection scanners to be deployed in U.S. and European airports. These standards are also required in other international airports.

We have completed EDSCB explosive data collection at an ECAC laboratory and are in the process of benchmarking and updating our explosive detection algorithms in preparation for taking the ECAC EDSCB certification test. Likewise, we have completed APSS 6.2 military and commercial explosive data collection and APSS 6.2 home-made explosive data collection at Department of Homeland Security (“DHS”) laboratories in preparation for taking the TSA APSS 6.2 certification test.

We believe that our scanner systems and fixed-gantry CT technology have significant advantages as compared to traditional rotating-gantry CT systems. However, we face significant challenges in scaling this technology and our business in the highly competitive aviation sector.

First and foremost, although our fixed-gantry CT technology shows promise in disrupting traditional rotating-gantry CT technologies, we are a small company competing against much larger, better financed and staffed, economically stable and in some cases incumbent large businesses. Several of our competitors have been certified to both TSA’s APSS 6.2 and ECAC’s EDSCB explosive detection standards and have won competitive bids and have deployed and have operating systems in both the aviation and critical infrastructure sectors.

As a small company, we must also overcome challenges associated with rapidly growing manufacturing, distribution, sales, installation and servicing capacities to meet industry and customer expectations. Our plans to establish strategic partnerships to assist in scaling our capabilities in these areas are in the early stages of development. In addition, the company must secure enough external investments to fund this growth.

Finally, the ECAC EDSCB and the TSA APSS 6.2 certification tests are extremely difficult to pass. We have completed most of the required data collection and are in the process of updating our explosive detection standards in preparation to take these certification tests. Although we have successfully passed the TSA Tier 2 explosive detection test and the results of our TSA APSS 6.2 and ECAC EDSCB explosive data collection are promising, to date, we have not taken and successfully passed either of these explosive certification tests, and cannot guarantee that we will ever do so.

Our business strategy is focused on both the aviation and infrastructure sectors, in domestic and international markets. Failing to receive TSA and ECAC certification would make it impossible for us to sell our scanners to aviation customers in the U.S. and European Union, and in other countries that have adopted these certifications. We would still be able to sell to non-aviation customers, but such customers may be less likely to purchase scanners that have not been deployed and validated in the aviation market.

SENTINEL Scanner

Our SENTINEL scanners are designed to be deployed at security checkpoints. They can be quickly installed and easily maintained without major infrastructure modifications to existing checkpoints. SENTINEL systems are based on the Company’s proprietary fixed-gantry CT technology, which employs four fixed X-ray generators and detector arrays to create a three-dimensional visualization of the object being scanned. Each generator/detector array is optimally configured to provide planar projections that significantly expand the robustness, reliability and repeatability of image data and volumetric reconstruction to improve the discrimination and interrogation of threat materials and hidden objects.

Most CT security scanners on the market are based on rotating-gantry technology, which was first developed in the 1970s for use in medical imaging. Rotating gantry involves a single X-ray tube and detectors opposite this tube. These revolve around the object being scanned, generating images which are reconstructed to produce a three-dimensional image.

While nearly identical in size and overall appearance to traditional rotating-gantry scanners, we believe that SENTINEL has several important advantages, including the following:

●	Modular design means more reliable operation, reduced maintenance and easier upgrades. Our SENTINEL scanners are modular in design, with moving components limited to a conveyor belt and cooling fans. Management believes that the elimination of many of the moving parts required for rotating gantry systems will reduce downtime and also lower maintenance costs and operating costs for customers. Based on its professional experience, our management believes that maintenance and operating costs for our fixed gantry system along with the downtime required to perform preventative and corrective maintenance are at least 10% lower than those of rotating gantry systems of our competitors.
●	Improved image quality. In rotating gantry systems, resolution is impacted by the velocity of the rotating gantry with respect to the velocity of the scanned object traveling through the inspection tunnel. Our fixed-gantry design eliminates the rotating-gantry and removes the rotational velocity component. With only the belt velocity to deal with, management believes fixed-gantry CT provides improved resolution, X-ray interrogation and material discrimination. However, management is not able to publicly quantify the anticipated improvements without disclosing Security Sensitive Information and potentially classified information.
●	Increased throughput. The throughput of a scanner is determined by its belt speed. The maximum belt speed of rotating gantry scanners is determined by the maximum rotational speed of the gantry, which is limited by the gravitational forces on the gantry as it rotates around the inspection tunnel. Management believes our fixed-gantry scanner design removes this limitation, which allows our system to process 400-800 bins per hour, compared to approximately 170 bins per hour for rotating-gantry scanners (as reported in the report of the Department of Homeland Security’s Office of the Inspector General, dated September 23, 2021, and titled “DHS Did Not Effectively Oversee TSA’s Acquisition of Computed Tomography Systems”).
●	Operation on simple 120V power. Our fixed-gantry CT scanners run on 120V power, which means they can be deployed at any airport or commercial facility without specialized electrical infrastructure and does not require 208V and/or higher three-phase power, which is not available at many airport checkpoints and other facilities.
●	Plug and play installation. Rotating gantry CT scanners require days to install, set, calibrate and successfully pass the Site Acceptance Test (“SAT”). Our systems can be installed and ready to pass the SAT in one hour.

Our proprietary operator-friendly SENTINEL software includes modules that we refer to as Automatic Threat Identification (“ATI”) and Ray Trace Biopsy (“RTB”). These software modules are used to automatically identify threat materials and substances that may be hidden inside a scanned bag or parcel, by measuring the attenuation of X-rays as they pass through the scanned bag or parcel and calculating the effective atomic weight (known as the Zeff number) and mass densities by volumetric element and then comparing these calculated values to the known values for the threat materials. Potential threat materials, once identified by the ATI and RTB software, are then highlighted on the operator’s screen and flagged for further action by a screener. Data calculated by the ATI and RTB modules can also be provided to the operator or alternatively directed to remote auxiliary viewing or centralized monitoring stations.

Each SENTINEL scanner uses a 32” high-definition LCD touch-screen monitor, which presents potential threats in crystal clear 1200p HD quality in order to minimize eyestrain and operator fatigue.

Artificial Intelligence (“AI”) and Machine Learning (“ML”) Capabilities Under Development

Traditionally, security scanner AI-algorithms are trained on X-ray data that must be (i) manually collected and (ii) in a process referred to as ground truthing, reviewed by trained technicians who locate, identify and annotate items of interest in scanned images. This process is extremely time consuming and expensive. ScanTech has developed, and is currently beta-testing, a proprietary set of AI-driven software modules to shorten the development path for these algorithms, which consist of:

●	a module that creates synthetic libraries of items of interest (i.e. explosives, weapons, drugs, contraband, etc.);
●	a module that creates virtual baggage and containers of various sizes and shapes; and
●	a cloud-based module that automates and expedites the ground truthing process.

ScanTech has developed another AI-driven module that automatically collects and organizes live (i.e., non-synthetic) explosive threat data for post processing and algorithm development. This module is operational and was used to accelerate data collected for ScanTech’s submission to the ECAC for EDSCB certification, and is being used for the same purpose in connection with ScanTech’s submission to the TSA for APSS 6.2 certification.

Certifications

In the United States, security equipment must first undergo extensive independent testing and certification by the TSA before it can be deployed at airports. In the European Union, airports are required to comply with standards established by ECAC, an intergovernmental organization that seeks to harmonize civil aviation policies and practices among EU member states.

Generally, the process leading up to certification consists of the following steps: (i) submitting an experimental data collection and test plan, (ii) a period of data collection, (iii) algorithm development and experimentation, (iv) analytical optimization of the detection model and (v) submitting of a validation data package which describes the final system, equipment and software configuration with a simulated detection study.

Although we have completed most of the required data collection and are in the process of updating our explosive detection algorithms in preparation to take the ECAC EDSCB and the TSA APSS 6.2 certification tests, we have not taken and successfully passed these tests, and cannot guarantee that we will ever do so. Achieving ECAC and TSA certifications is extremely difficult and there is a risk we may never obtain these and other key certifications. Should we fail to pass these two certifications, it would be impossible for us to sell our scanners to aviation customers in the U.S. and European Union, and in other countries that have adopted these certifications.

Information on the three certifications that we are currently focused on is provided below:

TSA — Carry-on Baggage Screening

SENTINEL successfully completed TSA’s Tier 2 Explosive Detection Standard testing in March 2018. The TSA has subsequently (i) launched the Checkpoint Property Screening System program (“CPSS”) to address the emergence of improvised explosive threats and improve passenger experience by no longer requiring removal of liquids and laptops from carry-on bags, and (ii) promulgated the APSS 6.2 explosive detection standard. We consider our Tier 2 certification an important milestone and validation of our platform, as Tier 2 certification is an accepted standard in many countries that do not administer their own certifications for security scanning systems. As discussed below, we are now in the process of APSS 6.2 certification by the TSA.

In September 2019, we entered into a Cooperative Research and Development Agreement (“CRADA”) with the Department of Homeland Security (“DHS”), to begin the process of obtaining APSS 6.2 certification. Pursuant to the CRADA, SENTINEL systems have been delivered to the DHS’s Transportation Security Laboratory (“TSL”) in Atlantic City, New Jersey and its Tyndall Reactive Materials Group in Panama City, Florida (“Tyndall”). At these two laboratories, companies approved by TSA to enter the APSS 6.2 certification program are provided access to commercial, military and homemade explosives to collect the data required to develop and benchmark explosive detection algorithms to meet the explosive detection standard. This process involves taking approximately 100,000 scans of hundreds of actual commercial, military and home-made explosive formulations in thousands of configurations and concealments. The data collected is then used for development, refinement, training and testing of explosive detection algorithms, followed by a simulated detection study to verify algorithm performance. Once deemed sufficient, all data is then submitted to the TSA for approval for TSL to perform certification readiness testing, which involves testing of a small data set to validate previously provided simulation results. After passing certification readiness testing, systems are approved to undergo final testing for APSS 6.2 certification. We have completed data collection at TSL for commercial and military explosive formulations in thousands of configurations and concealments and have begun homemade explosive data collection at Tyndall. Data collected to date is being used to refine and improve our Tier 2 explosive detection algorithms to the APSS 6.2 explosive detection standard in preparation for taking the APSS 6.2 certification readiness test.

ECAC — Cabin Baggage Screening

We were invited by ECAC to submit SENTINEL for ECAC certification in 2021. The ECAC certification process involves first sending a system to an ECAC certified laboratory to access commercial, military and homemade explosives for data collection and private testing. This process involves taking tens of thousands scans of hundreds of actual commercial, military and home-made explosive formulations in thousands of configurations and concealments. The data collected is then used for development, refinement, training and private testing of explosive detection algorithms, followed by a simulated detection study to verify algorithm performance. Once an applicant deems its system’s explosive detection to be sufficient, a request for EDSCB certification is submitted to ECAC and a certification test allocation is approved for taking the certification test at an ECAC certified laboratory.

In January 2023, we delivered a SENTINEL system to the ICT-Fraunhofer Laboratory in Pfinztal, Germany for data collection, which was completed in August 2023. The data is currently being processed.

TSA — Air Cargo Screening

The TSA has established the Air Cargo Screening Qualification Test (“ACSQT”) to qualify air cargo screening devices for listing on TSA’s Air Cargo Screening Technology List (“ACSTL”). Pursuant to federal law, cargo transported aboard passenger aircraft must be screened at a security level commensurate with that of passenger checked baggage, with scanning equipment listed on the ACSTL.

As specifically mandated by Section 1602 of the Implementing Recommendations of the 9/11 Commission Act of 2007 (9/11 Act), cargo transported aboard passenger aircraft must be screened at a security level commensurate with that of passenger checked baggage. In accordance with TSA Air Cargo Standard Security Programs, authorized private air cargo screening facilities may only use technologies listed on the TSA ACSTL. The ACSTL serves as the official technology list for regulated parties and their authorized representatives to use when procuring screening equipment in accordance with TSA-approved or-accepted security programs. TSA publishes new versions of the ACSTL as needed, usually two to four times per year. There are four Qualification Groups (QGs) listed on the ACSTL, which are categorized by function/application, rather than by specific technology type.

The ACSQT evaluates the effectiveness and suitability of submitted devices based on requirements as set forth for that qualification group. Each technology group has approximately 100 individual requirements, to include several sub-requirements, which must be fully met to achieve Qualified status on the ACSTL. The entire set of TSA ACSTL requirements by technology group will be made available to vendors upon successful acceptance of a white paper and a Security Threat Assessment of the company and selected employees.

Using an open submission process, vendors may propose new candidate technologies for introduction into the ACSQT process at any time, which allows for the introduction and implementation of enhanced capabilities and higher performance technology for air cargo screening operations. For the purpose of evaluating candidate devices, the ACSQT process is divided into two stages of assessment.

The first stage is submission processing and requirements testing. All candidate devices must successfully satisfy Stage I criteria in order to be considered for listing on the ACSTL. Stage I is designed to verify a device’s ability to meet safety, security, functionality, and detection related requirements. Stage I begins with the submission of a white paper, a candidate device’s entry point into the ACSQT process. The white paper provides TSA with an introduction to the device and serves as a foundational documentation to support a level of confidence that a device may be able to successfully meet the requirements of the ACSQT process. After the acceptance of the white paper by TSA, a formal qualification data package must be submitted to TSA and requirements testing performed. To pass Stage I, a device must meet all of the requirements set forth by TSA.

The second stage is operational testing. Stage II testing is intended to validate device performance in an operational air cargo screening environment, where all requirements must be met for listing on the ACSTL. Stage II field observations and data collection assess a device’s suitability as defined by reliability, maintainability and availability requirements within an operational screening environment. To pass Stage II testing, which occurs in an operational setting, a device must meet all of the requirements set forth by TSA.

We are preparing and testing the Sentinel ‘Fixed-Gantry’ CT system for qualification as a ‘small-bore’ visual inspection system under QG1 and as an explosive detection system under QG4 of the ACTSL. The Company is also designing and developing a new ‘large-bore’ ‘Fixed Gantry’ CT system for qualification as an explosive detection system under QG4 of the ACTSL.

Our SENTINEL CT scanner white paper has been submitted and accepted by TSA for admittance into the ACSQT process for placement qualification and on TSA’s ACSTL as a small bore air cargo visual inspection system for inspecting small parcels and packages. We have also initiated designing and developing a large bore fixed gantry CT scanner for air cargo screening of break-bulk cargo and larger packages and parcels.

Industry Opportunity

Our initial market focus is on domestic and foreign aviation checkpoints. However, we believe a significant market opportunity also exists for deploying our scanners in (i) other government facilities such as border crossings, seaports, military bases, embassies, federal buildings, prisons and postal facilities and (ii) the private sector at manufacturing plants, entertainment facilities, power plants, petrochemical facilities, convention centers, schools, sports stadiums and other highly-trafficked public buildings or venues.

In the aviation sector, the certification authorities are predominately TSA and ECAC. The remainder of the global aviation sector either accepts the TSA or ECAC certifications, or develops and issues technical acceptance requirements as part of their solicitations for security equipment. Outside of the global aviation sector, technical and performance specifications seldom reference either TSA or ECAC aviation standards.

As the threat to critical infrastructure continues to rise as a byproduct of global security risks, security screening is becoming a larger priority at border checkpoints, energy infrastructure, airports, stadiums, energy resources, train stations and other important logistical points. According to Mordor Intelligence, it is just these types of threats that are driving adoption of CT scanning equipment, like SENTINEL.

Two market research reports provide insight into our industry focus. According to Mordor Intelligence in its Security Screening Market Size & Share Analysis — Growth Trends & Forecasts (2024 – 2029) report, the global security screening market is currently estimated at approximately $7.6 billion and is expected to reach approximately $10.5 billion by 2029, growing at approximately 6.6% per year.

According to Mordor Intelligence in its Critical Protection Market Size and Share Analysis Report — Growth Trends & Forecasts (2023 – 2028), the global infrastructure protection market is expected to reach $177 billion by 2030 and includes ports, industry, energy, defense, financial institutions, transportation and logistics facilities and other key market segments specifically targeted by ScanTech.

Global Security Screening Market ($BN)	Global Security Screening Market ($BN)

The protection of critical infrastructure is also a key industry opportunity for us and represents a global opportunity. Critical infrastructure is the essential services that underpin society’s day to day activities including power grids, power plants, water facilities, railways, industrial buildings and the like.

Government investments play a pivotal role, with initiatives such as the substantial global infrastructure planning directing funds towards fortifying critical assets in transportation, energy, and communication sectors. Private sector innovations, such as advancements in industrial control systems, contribute significantly by providing cutting-edge solutions for energy and manufacturing facilities.

According to Mordor, the United States electricity segment contains more than 6,413 power plants with approximately 1,075 gigawatts of installed generation. Concerns regarding the economy, public safety, operational continuity, and environmental well-being have elevated spending on safeguarding and securing these assets.

In addition, the Canadian Government, primarily through Public Safety Canada, has been actively engaged in coordinating and enhancing critical infrastructure protection.

While North America is the largest market within the global critical infrastructure sector, Asia Pacific is the fastest growing. According to Grandview Research, the Asia Pacific market is expected to grow at an annual rate of nearly 12% per year until 2027.

In Europe, the European Union published a directive in January 2023, entitled “The Directive on Resilience of Critical Entities,” which aims to strengthen the resilience of critical entities against threats to infrastructure, public health, and natural hazards.

ScanTech management estimates that the accessible portion of the aviation and infrastructure security screening markets for its checkpoint scanners over the next 5-years is $17.8 billion (i.e., $8.5B aviation plus $9.3B infrastructure). Of the accessible market, ScanTech [projects capturing 4.3% or just over $810 million of the $17.8 billion total accessible market for its scanners over the next five-year period].

We believe the key markets we are focused on are all increasing infrastructure and security expenditure as a product of government directives and private industry following suit, both of which are driving increased adoption of products like SENTINEL.

In the aviation sector, the United States and Europe predominantly require either TSA or ECAC certification to enter the market. We are currently in the process of obtaining both of these approvals. The remainder of the global aviation sector either accepts the TSA or ECAC certifications, or develops and issues technical acceptance requirements as part of their solicitations for security equipment. Outside of the global aviation sector, technical and performance specifications seldom reference either TSA or ECAC aviation standards.

ScanTech management estimates that the accessible portion of the aviation and infrastructure security screening markets for its checkpoint scanners over the next 5-years is $17.8 billion (i.e. $8.5B aviation plus $9.3B infrastructure). Of the accessible market, ScanTech projects capturing 4.3% or just over $810 million of the $17.8 billion total accessible market for its scanners over the next five-year period.

The ability to secure market share through the successful management of global marketing and distribution processes will have a profound effect on gross revenues and bottom-line profitability. As a primary component of its broader global marketing and deployment strategy, ScanTech intends to partner with strategic distribution, integration and manufacturing entities with an established presence in each regional market to underpin product sales. By choosing its teaming partners wisely, the company is allowed to focus primarily on its applied research and product development efforts and furthering its brand and development initiatives, while its distribution, integration and manufacturing partners drive sales volume by leveraging economies of scale and existing sales channels that each maintains at home and abroad. For pro-forma purposes, unit sales within each regional market were independently projected based on a number of market-specific factors, based primarily on rates of capture applied to conservatively forecast market size, as well as the terms and conditions of existing and pending sales contracts.

Manufacturing

Currently, all manufacturing, assembly and pre-delivery testing of SENTINEL units is done by ScanTech at our facility in Buford, Georgia. We anticipate that we will need to engage a third-party technological manufacturer in order to manufacture SENTINEL at commercial scale, but intend to continue assembling SENTINEL units in-house. We have initiated discussions and preliminary planning with a multinational manufacturer regarding volume manufacturing and assembly support, but have not yet entered into a binding agreement.

The time period from order receipt to delivery of a SENTINEL system is currently approximately four months. We expect that this product time will be reduced as we expand our manufacturing staff, improve our manufacturing techniques and engage a third-party technological manufacturer.

We rely upon third-party contract manufacturers and suppliers, located within the United States, for substantially all the components of our SENTINEL systems. The majority of these components have multiple sources, but several come from sole-source suppliers.

Research and Development

Our research and development efforts are focused on continual improvement to SENTINEL’s software, algorithms and hardware components.

Our internal research and development efforts have been supplemented by strategic technology development relationships with leading research centers such as Lawrence Livermore National Laboratory (“LLNL”) and Sandia National Laboratory (“SNL”), which have since lapsed. Currently, we have one ongoing collaborative arrangement, our Cooperative Research and Development Agreement (“CRADA”) with Department of Homeland Security (the “DHS”), which is focused on developing, improving and optimizing the performance of SENTINEL. The CRADA expires on November 5, 2025 and provides for collaboration between ScanTech and the TSL in developing, improving and optimizing the performance of the Sentinel to promote and strengthen transportation security. Pursuant to the CRADA, the TSL is helping ScanTech collect data to refine the system’s detection capabilities (readiness assistance) and performing tests of the system’s detection performance and providing feedback to ScanTech (readiness testing). If any patentable intellectual property is developed pursuant to the CRADA (an “Invention”), ScanTech will grant the U.S. government a nonexclusive, nontransferable, irrevocable, paid-up license to practice the Invention or have the Invention practiced throughout the world by or on behalf of the U.S. government for research or other U.S. government purposes.

Intellectual Property

We have a patent portfolio of two patents exclusively licensed from ScanTech/IBS IP Holding Company, LLC, as described below. Both of these patents are utility patents.

Patent	Issue Date	Expiration Date	Country	Title
7,952,304	2011-05-31	2027-05-02	U.S.	Radiation System
8,339,071	2012-12-25	2028-02-05	U.S.	Particle Accelerator Having Wide Energy Control Range

Our patents are licensed to us from ScanTech/IBS IP Holding Company, LLC (“IP Holdco”), a wholly-owned subsidiary of ScanTech Holdings, LLC formed as a bankruptcy remote-entity to hold intellectual property. Pursuant to a license agreement dated June 1, 2011 (the “License Agreement”), ScanTech has a perpetual, royalty free license to these patents (the “Licensed IP”) in the field of scanning, inspection, detection and/or identification in security, law enforcement and defense applications (the “Field”). No amounts are payable between ScanTech and IP Holdco pursuant to the License Agreement. The license lasts until the revocation, invalidation or expiration of the Licensed IP. ScanTech also granted IP Holdco a non-exclusive license to use outside of the Field any improvements to the Licensed IP developed by ScanTech. IP Holdco may sublicense these improvements, subject to negotiation between the parties.

We also rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary rights through a variety of methods, including confidentiality agreements and proprietary information agreements with suppliers, employees, consultants and others who may have access to proprietary information, under which they are bound to assign to us inventions made during the term of their employment or term of service.

Employees

As of December 31, 2024, ScanTech employed approximately 15 full-time employees, all of whom are based in Buford, Georgia.

Corporate Restructuring

ScanTech’s Operating Agreement currently provides for three series of units. Series A Units are preference units with a coupon, the majority of which are redeemable and a small portion of which are non-redeemable, and are all non-voting, Series B Units are voting common units and Series C Units are similar to profits interests and are granted under the 2012 Equity Incentive Plan (the “2012 Plan”). Prior to the Closing of the Business Combination, ScanTech intends to amend and restate its Operating Agreement in connection with a corporate restructuring to convert all outstanding units into a single series.

Item 1A. Risks Factors.

You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our other public filings. The occurrence of any of the following risks could harm our business, financial condition, results of operations, and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. You should consider all of the risk factors described when evaluating our business.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks that may affect future operating results. These are the risks and uncertainties we believe are most important to consider. We cannot be certain that we will successfully address these risks. If any of the following risks occur, our business, financial condition, operating results, and growth prospects would likely be materially and adversely affected. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations.

Risks Related to ScanTech’s Business and Industry

ScanTech has a history of losses. ScanTech has not been profitable historically and may not achieve or maintain profitability in the future.

We have a history of losses. Our ability to forecast future operating results is subject to a number of uncertainties, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries. If our assumptions regarding these uncertainties, which we use to plan our business, are incorrect or change in reaction to changes in the markets we plan to serve, or if we do not address these risks successfully, our operating and financial results could differ materially from expectations, our business could suffer, and the trading price of our stock may decline.

We have incurred net losses of $23.0 million and $35.5 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $184.4 million.

We are not certain whether or when we will obtain a high enough volume of sales of our products to sustain or increase our growth or achieve or maintain profitability in the future. We expect our costs to increase in future periods, which could negatively affect our future operating results if our revenues do not increase. In particular, we expect to continue to expend substantial financial and other resources on:

●	research and development related to our products, including investments in expanding our research and development team;
●	sales and marketing, including a significant expansion of our sales organization, both direct and through distribution partners;
●	continued expansion of our business into new markets; and
●	general administration expenses, including legal and accounting expenses related to being a public company.

These investments may not result in increased revenue or growth in our business. If we are unable to increase our revenue at a rate sufficient to offset the expected increase in our costs, our business, financial position, and results of operations will be harmed, and we may not be able to achieve or maintain profitability over the long term. Additionally, we may encounter unforeseen operating expenses, difficulties, complications, delays, and other unknown factors that may result in losses in future periods. If our revenue growth does not meet its expectations in future periods, our financial performance may be harmed, and we may not be able to achieve or maintain profitability in the future.

We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our products, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Pubco Common Stock. Any debt financing that we may secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. We may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business may be adversely affected.

Our operating losses have raised substantial doubt regarding our ability to continue as a going concern, as stated in the auditors’ opinion, which includes an explanatory paragraph as of and for the years ended December 31, 2024 and 2023.

Our operating losses raise substantial doubt about our ability to continue as a going concern as of and for the years ended December 31, 2024 and 2023. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2024 and 2023 with respect to this uncertainty. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

We are subject to governmental regulations in our key markets.

We are subject to government regulation and other legal obligations, including those related to privacy, data protection, information security, and product marketing. There can be no assurances that such regulations do not change in the future or that we will be able to continue to maintain compliance with such regulations.

We may fail to obtain key certifications from the TSA and ECAC or to obtain certification during an opportune time in the acquisition cycles for new scanners.

New products for transportation security scanning applications require certifications or approvals by the TSA and ECAC, and are subject to extensive testing by both regulatory agencies. Our Sentinel CT product has already been certified at the Transportation Security Laboratory to TSA’s Tier 2 Explosive Detection Standard, and testing to satisfy TSA’s new APSS 6.2 Explosive Detection Standard (“APSS 6.2”) is currently in process. Testing is also underway to satisfy ECAC’s EDSCB Standard C2 and C3 Explosive Detection Standard (“EDSCB C2/3”). If we do not succeed at obtaining APSS 6.2 or EDSCB C2/3 certification, market acceptance of our products could be materially limited.

Additionally, even if we do obtain APSS 6.2 certification, we cannot guarantee that there will be sufficient demand from the TSA for our products due to the unique acquisition cycle for security scanners. The TSA replaces security scanners approximately every five to eight years, and once a scanner enters into use at an airport facility, the TSA will generally not upgrade or replace it until the end of this time period. As a result of this acquisition cycle, if obtaining APSS 6.2 certification takes longer than we expect or our competitors are more successful at soliciting purchases from the TSA, our financial performance may be harmed, and we may not be able to achieve or maintain profitability in the future.

We are in the early stages of commercialization and our fixed gantry technology may never achieve significant commercial market acceptance.

Many of our potential customers may be reluctant to use our fixed gantry technology. Market acceptance will depend on many factors, including our ability to convince potential customers of the advantages of our technology as compared to rotating gantry systems. Most potential customers have limited knowledge of, or experience with, our products. Additionally, any failure of our technology or related products to meet customer expectations could result in customers choosing to retain their existing products or to adopt systems other than ours. If our products fail to gain significant acceptance in the marketplace and we are unable to acquire customers, we may never generate sufficient revenue to achieve or sustain profitability.

If we fail to properly manage our anticipated growth, our business could suffer.

We intend to grow and may experience periods of rapid growth and expansion, which could place a significant additional strain on our limited personnel, information technology systems and other resources. Any failure by us to manage our growth effectively could have an adverse effect on our ability to achieve our commercialization and development goals.

To achieve our goals, we must successfully increase manufacturing output to meet potential expected customer demand. In the future, we may experience difficulties with manufacturing, quality control, component supply, inventory, distribution and shortages of qualified personnel, among other problems. These problems could result in delays in availability of our scanner systems and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenue.

Future growth will also impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure.

In order to manage our operations and growth we will need to continue to improve our operational and management controls, reporting and information technology systems and financial internal control procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and business could suffer.

We have limited experience commercializing our products or technology, which makes it difficult to evaluate our prospects and predict our products’ future performance.

Our operations to date have been focused on developing and commercializing our technologies and products. There can be no assurance that we will be able to timely achieve market acceptance for our products in the future. We have limited experience developing our products and technology for commercial use, conducting sales and marketing activities at scale and managing customer support at the commercial level. Consequently, predictions about our future success or viability are highly uncertain and hard to predict as a result of the development stage of our products and our limited history commercializing our technologies or products. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of commercialization.

Further, we are transitioning from a company with a focus on research and development to a company capable of supporting both research and development and commercial activities, and we may not be successful in this transition. We have encountered in the past, and will encounter in the future, risks and uncertainties, delays and scientific setbacks frequently experienced by development stage companies with limited operating histories in competitive and rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, commercialization activities, are incorrect or change, or if we do not address these risks, delays or uncertainties successfully, our results of operations could differ materially from our expectations, and our business, financial condition and results of operations could be adversely affected.

Our sales will depend in part on our ability to establish and maintain confidence in our long-term business prospects among customers and others within our industry.

Customers may be less likely to purchase our products if they do not believe that our business will succeed or that our operations, including service and customer support operations, will continue for many years. Similarly, suppliers and other third parties will be less likely to invest time and resources in developing business relationships with us if they are not convinced that our business will succeed. Accordingly, to build, maintain and grow our business, we must establish and maintain confidence among customers, suppliers and other parties with respect to our liquidity and long-term business prospects. Maintaining such confidence may be particularly difficult as a result of many factors, including our limited operating history, others’ unfamiliarity with our products, uncertainty regarding fixed-gantry technology, any delays in scaling production, delivery and service operations to meet demand, competition and our production and sales performance compared with market expectations. Some of these factors are largely outside of our control, and any negative perceptions about our long-term business prospects, even if exaggerated or unfounded, would likely harm our business and make it more difficult to raise additional capital in the future.

If we are not able to establish our brand or reputation as an industry leader, our business and operating results may be adversely affected.

We believe that developing a reputation as a leader in security screening is critical to our ability to attract new customers and distribution partners. The successful promotion of our brand will depend on multiple factors, including our marketing efforts, our ability to deliver a superior customer experience and develop high-quality features for our products and our ability to successfully differentiate our products from those of our competitors. Our brand promotion activities may not be successful or yield increased revenue. Additionally, the performance of our distribution partners may affect our brand and reputation if customers do not have a positive experience with our products as implemented by our distribution partners or with the implementation generally. The promotion of our brand will require us to make substantial expenditures, and we anticipate that the expenditures will increase as our market becomes more competitive, as we expand into new geographies and markets and as more sales are generated through our distribution partners. To the extent that these activities yield increased revenue, this revenue may not offset the increased expenses we incur. If we do not successfully maintain and enhance our brand and reputation, our business and operating results may be adversely affected.

If our customers are unable to implement our products successfully, or if we fail to effectively train our customers in installation of our products, customer perceptions of our products may be impaired or our reputation and brand may suffer.

Some of our customers may experience difficulties implementing our products. If our customers are unable to implement our products successfully, customer perceptions of our products may be impaired or our reputation and brand may suffer.

Any failure by our customers to appropriately implement our products or any failure of our products to effectively integrate and operate within our customers’ operating environments could result in customer dissatisfaction, impact the perceived reliability of our products, result in negative press coverage, negatively affect our reputation and harm our financial results.

Successful deployment and operation of our products depend on the knowledge and skill of the customer security personnel or implementation contractors charged with setting up, configuring, monitoring, and troubleshooting the equipment in their own environment. Many of our customers may experience relatively high turnover in their security personnel, creating opportunities for knowledge and skill gaps that can result in configuration, sensitivity setting, or operational errors that allow prohibited threats into customer facilities. In these situations, customers can perceive that our products have failed to perform as designed until and unless we have been able to demonstrate otherwise. There can be no assurance that we or our implementation partners will successfully isolate and identify failures due to customer error in the future, and this could result in customer dissatisfaction, impact the perceived reliability of our products, result in negative press coverage, negatively affect our reputation and harm our financial results.

Our customers will depend in large part on customer support delivered by us to resolve issues relating to the use of our products. However, even with our support, our customers will be ultimately responsible for effectively using our products and ensuring that their staff is properly trained in the use of our products. We will also need to develop customer success and support organizations, including the engagement and training of third-party contractors. It can take significant time and resources to recruit, hire and train qualified technical support and service employees and contractors. We may not be able to keep up with demand, particularly if the sales of our products exceed our internal forecasts. To the extent that we are unsuccessful in hiring, training and retaining adequate support resources, our ability to provide adequate and timely support to our customers may be negatively impacted, and our customers’ satisfaction with our products may be adversely affected. Additionally, in unusual circumstances, if we were to need to rely on our sales engineers to provide post-sales support while we are growing our service organization, our sales productivity may be negatively impacted. Accordingly, any failure by us to provide satisfactory maintenance and technical support services could have a material and adverse effect on our business and results of operations.

We have no experience to date in manufacture of our security scanners on a commercial scale.

We cannot provide any assurance as to whether we will be able to develop efficient, low-cost production capabilities and processes and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes, required to successfully market our security scanner systems on a commercial scale. Even if we are successful in developing high volume production capability and processes and reliably source our component supply, no assurance can be given as to whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or force majeure events, or to satisfy the requirements of customers and potential customers. Any failure to develop such production processes and capabilities within our projected costs and timelines could have a material adverse effect on our business, results of operations, prospects and financial condition. Bottlenecks and other unexpected challenges may also arise as we ramp up production of our security scanner systems, and it will be important that we address them promptly while continuing to control our manufacturing costs. If we are not successful in doing so, or if we experience issues with our manufacturing process improvements, we could face delays in establishing and/or sustaining production or be unable to meet our related cost and profitability targets.

We face intense competition that can impact our ability to obtain contracts and therefore affect our future revenues and growth prospects.

Our business is highly competitive, and we compete with larger companies with greater name recognition, financial resources and a larger technical staff. Our competitors include Leidos, Smiths Detection, Analogic Corporation and IDSS Corp. The markets in which we plan to operate are characterized by rapidly changing customer needs and technology and our success depends on our ability to invest in and develop products that address such needs. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. Our competitors may be able to provide our customers with different or greater capabilities or technologies or better contract terms than we can provide, including technical qualifications, past contract experience, geographic presence, price and the availability of qualified professional personnel, or be willing to accept more risk or lower profitability in competing for contracts.

Some of our competitors have made or could make acquisitions of businesses or establish agreements among themselves or third parties, which could allow them to offer more competitive and comprehensive solutions. As a result of such acquisitions or arrangements, our current or potential competitors may be able to accelerate the adoption of new technologies that better address customer needs, devote more significant resources to bring these products and services to market, initiate or withstand substantial price competition, develop and expand their product and service offerings more quickly than we do or limit our access to certain suppliers. These competitive pressures in our market or our failure to compete effectively may result in fewer orders, reduced revenue and margins and loss of market share. Further industry consolidation may also impact customers’ perceptions of the viability of smaller or even mid-size security system companies and consequently customers’ willingness to purchase from such companies.

If we are unable to compete effectively with new entrants and other potential competitors, our sales and profitability could be adversely affected.

The sales prices for our products may decline for a variety of reasons, including competitive pricing pressures, discounts, anticipation of the introduction of new products or promotional programs. Competition continues to increase in the market segments in which we participate, and we expect competition to further increase in the future, thereby leading to increased pricing pressures. Larger competitors with more diverse product offerings may reduce the price of products that compete with theirs or may bundle them with other products. Additionally, currency fluctuations in certain countries and regions may negatively impact prices that partners and customers are willing to pay in those countries and regions. We cannot be certain that we will be successful in developing and introducing new products with enhanced functionality on a timely basis, or that our new product offerings, if introduced, will enable us to maintain our prices and gross profits at levels that will allow us to maintain positive gross margins and achieve profitability.

If our products fail or are perceived to fail to detect threats such as a firearm or other potential weapon or explosive device, or if our products contain undetected errors or defects, these failures or errors could result in injury or loss of life, which could harm our brand and reputation and have an adverse effect on our business and results of operations.

If our products fail or are perceived to fail to detect and prevent attacks or if our products fail to identify and respond to new and increasingly complex and unpredictable methods of attacks, our business and reputation may suffer. There is no guarantee that our products will detect and prevent all attacks, especially in light of the rapidly changing security landscape to which they must respond, as well as unique factors that may be present in our customers’ operating environments. Additionally, our products may falsely detect items that do not actually represent threats. These false positives may impair the perceived reliability of our products, and may therefore adversely impact market acceptance of our products, and could result in negative publicity, loss of customers and sales and increased costs to remedy any problem.

Our products, which are complex, may also contain undetected errors or defects when first introduced or as new versions are released. We have experienced these errors or defects in the past in connection with new products and product upgrades. We expect that these errors or defects will be found from time to time in the future in new or enhanced products after commercial release. Defects may result in increased vulnerability to attacks, cause our products to fail to detect security threats, or temporarily interrupt our products’ ability to screen visitors in a customer’s location. Any errors, defects, disruptions in service or other performance problems with our products may damage our customers’ business and could harm our reputation. If our products fail to detect security threats for any reason, including failures due to customer personnel or security processes, it may result in significant costs, the attention of our key personnel could be diverted, our customers may delay or withhold payment to us or cause other significant customer relations problems to arise.

We may also be subject to liability claims for damages related to errors or defects in our products. For example, if our products fail to detect weapons or explosive devices that are subsequently used by terrorists, criminals or unbalanced individuals to cause casualties at a customer’s premises, we could incur financial damages and our reputation could also be significantly harmed. A material liability claim or other occurrence that harms our reputation or decreases market acceptance of our products may harm our business and operating results. Although we have limitation of liability provisions in our terms and conditions of sale, they may not fully or effectively protect us from claims as a result of federal, state, or local laws or ordinances, or unfavorable judicial decisions in the United States or other countries.

Our future products may be affected from time to time by design and manufacturing defects that could adversely affect our business and result in harm to our reputation.

Our security scanners are complex and may contain undetected defects or errors when first introduced or as enhancements are released that, despite testing, are not discovered until after a product has been used. This could result in delayed market acceptance of those products or claims from distribution partners, customers, or others, which may result in litigation, increased end user warranty, support and repair or replacement costs, damage to our reputation and business, or significant costs and diversion of support and engineering personnel to correct the defect or error. We may from time to time become subject to warranty or product liability claims related to product quality issues that could lead us to incur significant expenses.

We will include provisions in our agreements with customers that are designed to limit our exposure to potential liability for damages arising from defects or errors in our products. However, it is possible that these limitations may not be effective as a result of unfavorable judicial decisions or applicable laws in existence or enacted in the future.

The sale and support of our products entails the risk of product liability claims. We maintain insurance to protect against certain claims associated with the use of our products, but our insurance coverage may not adequately cover any claim asserted against us. In addition, even claims that ultimately are unsuccessful could result in material expense, diversion of management time and attention, damage to our business and reputation and brand, and cause us to fail to attract new customers.

If the general level of security threats and attacks declines, or is perceived by our potential customers to have declined, our business could be harmed.

If security threats were to decline, or enterprises or governments perceived that the general level of security threats has declined, our ability to attract customers could be materially and adversely affected. A reduction in the threat landscape could increase our sales cycles and harm our business, results of operations and financial condition.

Our operating results may fluctuate for a variety of reasons, including our failure to close large volume opportunity customer sales.

The timing of certain large volume opportunities is expected to impact our results from quarter to quarter. In addition, the sales cycle can last several months from initial engagement to contract negotiation and execution, culminating in delivery of our products to our customers, and this sales cycle can be even longer, less predictable and more resource-intensive for both larger volume sales as well as sales to customers in certain market segments. Customers may also require additional internal approvals or seek to pilot our products for a longer trial period before deciding to purchase our solutions. As a result, the timing of individual sales can be difficult to predict. Sales may occur in a quarter subsequent to when anticipated, or not occur at all, which can significantly impact our quarterly financial results and make it more difficult to meet market expectations.

In addition to the sales cycle-related fluctuations noted above, our financial results, including deferred revenue, are expected to vary as a result of numerous factors, many of which are outside of our control and may be difficult to predict, including:

●	our ability to attract and retain new customers;
●	unforeseen changes or delays in our supply chain or third-party manufacturing partners;
●	our ability to expand into adjacent and complementary markets;
●	changes in customer or distribution partner requirements or market needs;
●	changes in the growth rate of the security inspection and scanning market;
●	the timing and success of new product introductions by us or our competitors, or any other change in the competitive landscape of the security inspection and scanning market, including consolidation among our customers or competitors or significant price competition;
●	a disruption in, or termination of, any of our relationships with distribution partners;
●	our ability to successfully expand our business globally;
●	changes in our pricing policies or those of our competitors;
●	changes in financial markets or macroeconomic conditions, including, for example, due to the effects of the ongoing recession or slow economic growth in the United States and abroad, rising inflation and interest rates, fuel prices, international currency fluctuations, corruption, political instability, acts of war (including the conflict involving Russia and Ukraine and the conflict involving Israel), and acts of terrorism;

●	general economic conditions in our markets, including recessionary pressures;
●	future accounting pronouncements or changes in our accounting policies or practices;
●	the amount and timing of our operating costs, including cost of goods sold;
●	the impact of the COVID-19 pandemic and the emergence of new variants or a future outbreak of disease or similar public health concern on our customers, partners, employees, and supply chain; and
●	increases or decreases in our revenue and expenses caused by fluctuations in foreign currency exchange rates.

Any of the above factors, individually or in the aggregate, may result in significant fluctuations in our financial and other operating results from period to period. These fluctuations could result in our failure to meet our operating plan or the expectations of investors or analysts for any period. If we fail to meet such expectations for these or other reasons, the trading price of our Pubco Common Stock could fall substantially, and we could face costly lawsuits, including securities class action suits.

If we are unable to acquire new customers, our future revenues and operating results will be harmed. Likewise, potential customer turnover in the future, or costs we incur to retain customers, could materially and adversely affect our financial performance.

Our success depends on our ability to acquire new customers in new and existing markets, and in new and existing geographic markets. If we are unable to attract a sufficient number of new customers, we may be unable to generate revenue growth at desired rates. The security scanning market is competitive and many of our competitors have substantial financial, personnel and other resources that they utilize to develop solutions and attract customers. As a result, it may be difficult for us to add new customers to our customer base. Competition in the marketplace may also lead us to win fewer new customers or result in us providing discounts and other commercial incentives. Additional factors that impact our ability to acquire new customers include the size of our prospective customers’ security budgets, the availability of government funding, the utility and efficacy of our existing and new products, whether proven or perceived, the perceived need for security inspection and scanning systems outside of airports and general economic conditions. These factors may have a meaningful negative impact on future revenues and operating results.

While our immediate focus is on the United States market, our long-term success in part depends on our ability to acquire new customers outside the United States. If we are unable to attract a sufficient number of new customers outside the United States, we may be unable to generate future revenue growth at desired rates in the long term.

If we do not successfully anticipate market needs and enhance our existing products or develop new products that meet those needs on a timely basis, we may not be able to compete effectively and our ability to generate revenues will suffer.

We cannot guarantee that we will be able to anticipate future market needs and opportunities or be able to develop product enhancements or new products to meet such needs or opportunities in a timely manner, if at all. Even if we are able to anticipate, develop and commercially introduce enhancements and new products, there can be no assurance that enhancements or new products will achieve widespread market acceptance.

New products, as well as enhancements to our existing products, could fail to attain sufficient market acceptance for many reasons, including:

●	delays in releasing new products, or product enhancements;
●	failure to accurately predict market demand and to supply products that meet this demand in a timely fashion;
●	inability to protect against new types of attacks or techniques used by terrorists or other threat sources;
●	defects in our products, errors or failures of our products;
●	negative publicity or perceptions about the performance or effectiveness of our products;
●	introduction or anticipated introduction of competing products by our competitors;

●	installation, configuration, sensitivity setting, or usage errors by our customers; and
●	easing or changing of regulatory requirements at the federal, state, and/or local levels related to security or other aspects of our business.

If we fail to anticipate market requirements or fail to develop and introduce product enhancements or new products to meet those needs in a timely manner, it could prevent us from gaining new customers, which would significantly harm our business, financial condition and results of operations.

While we continue to invest significant resources in research and development to enable our products to continue to address the security risks that our customers face, the introduction of products embodying new technologies could also render our existing products or services obsolete or less attractive to customers. If we spend significant time and effort on research and development and are unable to generate an adequate return on our investment, our business and results of operations may be materially and adversely affected.

We utilize artificial intelligence, which could expose us to liability or adversely affect our business, especially if we are unable to compete effectively with others in adopting artificial intelligence.

We utilize artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze, or generate data or other materials or content [(collectively, “AI”)] in connection with our business. There are significant risks involved in using AI and no assurance can be provided that our use of AI will enhance our products or services, produce the intended results, or keep pace with our competitors. For example, AI algorithms may be flawed, insufficient, of poor quality, rely upon incorrect or inaccurate data, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; our use of AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our products and services. If the AI tools that we use are deficient, inaccurate, or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, data privacy, or other rights, or contracts to which we are a party.

In addition, AI regulation is rapidly evolving worldwide as legislators and regulators increasingly focus on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, data privacy, and security laws and regulations to AI or are considering general legal frameworks for AI. For example, the EU’s Artificial Intelligence Act, which entered into force in August 2024, establishes, among other things, a risk-based governance framework for regulating AI systems operating in the EU. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational, or technological risks that may arise relating to the use of AI.

A portion of our revenue will be generated by sales to government entities and such sales are subject to a number of challenges and risks.

Selling to government entities can be highly competitive, expensive, and time-consuming, and often requires significant upfront time and expense without any assurance that it will win a sale. Government demand and payment for our solutions may also be impacted by changes in fiscal or contracting policies, changes in government programs or applicable requirements, the adoption of new laws or regulations or changes to existing laws or regulations, public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our solutions. Accordingly, sales of our products to government entities may be more challenging than selling to commercial organizations, especially given extensive certification, clearance and security requirements. Government agencies may have statutory, contractual or other legal rights to terminate contracts with us or distribution partners. Further, in the course of providing our solutions to government entities, our employees and those of our distribution partners are exposed to sensitive government information. Any failure by us or our distribution partners to safeguard and maintain the confidentiality of such information could subject us to liability and reputational harm, which could materially and adversely affect our results of operations and financial performance. Governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit may cause the government to shift away from our solutions and may result in a reduction of revenue, fines or civil or criminal liability if the audit uncovers improper or illegal activities, which could adversely impact our results or operations.

We are subject to the U.S. government’s security requirements for our facility and personnel security clearances, which are prerequisites to our ability to perform on contracts for the TSA.

A facility security clearance is required for a company to perform on certain contracts for the TSA. Security clearances are subject to regulations and requirements including such requirements as those contained in the National Industrial Security Program Operating Manual (the “NISPOM”), which specifies the requirements for the protection of classified information released or disclosed in connection with U.S. Government contracts. The Defense Counterintelligence and Security Agency (“DCSA”) manages the facility clearance process under the NISPOM and conducts various facility audits and inspections throughout the life cycle of a respective facility clearance.

The U.S. government requires certain facility and personnel security clearances to perform classified U.S. government business. Any facility not staffed by appropriately cleared personnel and/or that fails a DCSA inspection places the facility clearance and the ability to perform TSA contracts in jeopardy. As such, we must comply with the requirements of the NISPOM and other applicable U.S. government industrial security regulations. If we were to violate the terms and requirements of the NISPOM or such industrial security regulations (which apply to it under the terms of TSA contracts, if any), or if one or more of our facilities or personnel security clearances is invalidated or terminated, we may not be able to enter into TSA contracts, which could adversely affect our revenues. Failure to comply with the NISPOM or other security requirements may result in loss of access to classified information and subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government, which could have an adverse effect on our business and cause reputational harm.

Our operating results may be harmed if we are required to collect sales and use or other related taxes for our products in jurisdictions where we have not historically done so.

Taxing jurisdictions, including state, local and foreign taxing authorities, have differing rules and regulations governing sales and use or other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. One or more states, localities or countries may seek to impose additional sales or other tax collection obligations on us. It is possible that we could face sales tax audits and that such audits could result in tax-related liabilities for which we have not accrued. A successful assertion that we should be collecting additional sales or other taxes on our products in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage customers from purchasing our products or otherwise harm our business and operating results.

In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations (such as the recent United States Inflation Reduction Act which, among other changes, introduced a 15% corporate minimum tax on certain United States corporations and a 1% excise tax on certain stock redemptions by United States corporations), including those relating to income tax nexus, jurisdictional mix of profits at varying statutory tax rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

We may acquire or invest in other companies or technologies in the future, which could divert management’s attention, fail to meet our expectations, result in additional dilution to our stockholders, increase expenses, disrupt our operations or otherwise harm our operating results.

We may in the future acquire or invest in, businesses, products, or technologies that we believe could complement or expand our business, enhance our technical capabilities, or otherwise offer growth opportunities. We may not be able to fully realize the anticipated benefits of any future acquisitions or anticipated benefits may not transpire. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses related to identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated.

There are inherent risks in integrating and managing acquisitions. If we acquire additional businesses, we may not be able to assimilate or integrate the acquired personnel, operations, products, services and technologies successfully or effectively manage the combined business following the acquisition and our management may be distracted from operating our business. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, without limitation:

●	unanticipated costs or liabilities associated with the acquisition;
●	incurrence of acquisition-related costs, which would be recognized as a current period expense;
●	inability to generate sufficient revenue to offset acquisition or investment costs;
●	inability to maintain relationships with customers and partners of the acquired business;
●	difficulty of incorporating acquired technology and rights into our business and of maintaining quality and security standards consistent with our brand;
●	delays in customer purchases due to uncertainty related to any acquisition;
●	the potential loss of key employees;
●	use of resources that are needed in other parts of our business and diversion of management and employee resources;
●	inability to recognize acquired deferred revenue in accordance with our revenue recognition policies; and
●	use of substantial portions of our available cash and equity or the incurrence of debt to consummate the acquisition.

Acquisitions also increase the risk of unforeseen legal liability, including for potential shareholder suits or potential violations of applicable law or industry rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses that are not discovered by due diligence during the acquisition process or new regulatory restrictions at the federal, state, or local levels. Generally, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our business, results of operations and financial condition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to goodwill and other intangible assets, which must be assessed for impairment at least annually. If our acquisitions do not ultimately yield expected returns, we may be required to take charges to our operating results based on our impairment assessment process, which could harm our results of operations.

We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store, and transmit large amounts of sensitive information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners, or vendors, from attacks by malicious third parties, or from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. Maintaining the secrecy of this confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery, or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. Further, any such interruption, security breach, loss, or disclosure of confidential information could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations, or cash flow.

Our business and operations would suffer in the event of failures in our internal computer systems.

Despite the implementation of security measures, our computer systems and those of our current and any future partners, contractors, and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war, and telecommunication and electrical failures. [While we have not experienced any such material system failure, accident, or security breach to date], if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our manufacturing activities, development programs, and business operations. If we experienced a security breach, our online sources were hacked, or we experienced a data leak, it could result in confidential clinical trial data being leaked to competitors and the market. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further commercialization and development of our products could be delayed.

Risks Related to Reliance on Third Parties

We will rely on distribution partners to generate a portion of our revenue, both in the United States and in emerging international markets which are generally slower to develop. If we fail to maintain successful relationships with our distribution partners, or if our partners fail to perform, our ability to market, sell and distribute our products will be limited, and our business, financial position and results of operations will be harmed.

In addition to a direct sales force, we will rely on our distribution partners to sell our products. We will provide our distribution partners with specific training and programs to assist them in selling and supporting our products, but there can be no assurance that these steps will be effective. In addition, our distribution partners may be unsuccessful in marketing, selling, and supporting our products.

If we are unable to develop and maintain effective sales incentive programs for our third-party distribution partners, we may not be able to incentivize these partners to sell our products to customers. Our agreements with our distribution partners are generally non-exclusive and these partners may also market, sell and support products that are competitive with us and may devote more resources to the marketing, sales and support of such competitive products. These partners may have incentives to promote our competitors’ products to the detriment of ours or may cease selling our products altogether. Our distribution partners may cease or de-emphasize the marketing of our products with limited or no notice and with little or no penalty. Our agreements with our distribution partners may generally be terminated for any reason by either party with advance notice. It cannot be certain that we will retain these distribution partners or that we will be able to secure additional or replacement distribution partners. The loss of one or more of our significant distribution partners could harm our operating results. In addition, any new distribution partner requires extensive training and may take several months or more to achieve productivity. Our distribution partner sales structure could subject us to lawsuits, potential liability and reputational harm if, for example, any of our distribution partners misrepresent the functionality of our products to customers or violate laws or our corporate policies.

If we fail to effectively manage our existing distribution partners, or if our distribution partners are unsuccessful in fulfilling orders for our products, or if we are unable to enter into arrangements with, and retain a sufficient number of, high quality distribution partners in each of the regions in which we will sell products and keep them motivated to sell our products, our ability to sell our products and operating results will be harmed. The termination of our relationship with any significant distribution partner may also adversely impact our sales and operating results.

Increases in component costs, long lead times, supply shortages, and supply changes could disrupt our supply chain and have an adverse effect on our business, financial condition, and operating results.

We acquire certain of our materials, which are critical to the ongoing operation and future growth of our business, from several third parties, both foreign and domestic. Generally, our third-party contract manufacturers contract directly with component suppliers, and we rely on our contract manufacturers to manage their supply chains. If our contract manufacturers experience any supply chain disruptions or our relationships with our contract manufacturers terminate, we could experience delays, which could negatively impact our business, customer relationships, and margins. We also source some materials and components directly from suppliers. While most components and materials for our products are available from multiple suppliers, certain of those items are only available from limited or sole sources. Should any of these suppliers become unavailable or inadequate, or impose terms unacceptable to us, such as increased pricing terms, we could be required to spend a significant amount of time and expense to develop alternate sources of supply, and may not be successful in doing so on terms acceptable to it, or at all. As a result, the loss of a limited or sole source supplier could adversely affect our manufacturing capacity, and relationships with our customers, as well as our results of operations and financial condition.

We depend on a third-party contract manufacturer for the production of several key components in our products. While there are several potential manufacturers for most of these components, replacement of key manufacturers of our sources and detectors may require substantial design considerations to effect. We are seeking to expand and diversify our contract manufacturer relationships, our current reliance on one contract manufacturer involves several risks, including:

●	unexpected increases in manufacturing and repair costs;
●	inability to control the quality and reliability of finished products;
●	inability to control delivery schedules;
●	potential liability for expenses incurred by the third-party contract manufacturer in reliance on our forecasts that later prove to be inaccurate;
●	potential lack of adequate capacity to manufacture all of part of the products we require;
●	the occurrence of unforeseen force majeure events; and
●	potential labor unrest or unavailability affecting the ability of the third-party manufacturers to produce our products.

If our third-party contract manufacturers experience a delay, disruption, or quality control problems in their operations or if the third-party contract manufacturers do not renew or terminate our agreement with them, our operations could be significantly disrupted and our product shipments could be delayed. Qualifying new manufacturers and commencing volume production is expensive and time consuming. Ensuring that a contract manufacturer is qualified to manufacture our products or components to our standards is time consuming. In addition, there is no assurance that contract manufacturers can scale their production of our products or components at the volumes and in the quality that we require. If contract manufacturers are unable to do these things, we may have to move production for the products or components to a new or existing third-party manufacturer, which would take significant effort and our business, results of operations and financial condition could be materially adversely affected.

As we contemplate moving manufacturing into different jurisdictions, we may be subject to additional and significant challenges in ensuring that quality, processes, and costs, among other issues, are consistent with our expectations. For example, while we expect our third-party contract manufacturers to be responsible for penalties assessed on us because of excessive failures or warranty claims, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which creates additional risk of liability for potential failures of our products.

In addition, increases in the prices charged by third-party contract manufacturers may have an adverse effect on our results of operations, as we may be unable to find a contract manufacturer who can supply us at a lower price. As a result, the loss of a limited or sole source supplier could adversely affect our relationships with our customers and our results of operations and financial condition.

Changes in trade policies, including the imposition of tariffs, could negatively impact our business, financial condition, and results of operations.

Our business is dependent upon the availability of raw materials and components for assembly. United States relations with the rest of the world remains uncertain with respect to taxes, trade policies, and tariffs, especially as the political landscape changes due to the recent U.S. presidential and congressional elections. Changes in U.S. administrative policy may lead to significant increases in tariffs for imported goods among other possible changes, and the current administration has indicated that it is likely to impose significant tariffs on imported goods. The imposition of such tariffs may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the U.S. These political and economic changes could have a material effect on global economic conditions and the stability of financial markets and could significantly reduce global trade. The imposition and continuation of tariffs and other potential changes in U.S. trade policy could increase the cost and/or limit the availability of raw materials, which could hurt our competitive position and adversely impact our business, financial condition, and results of operations. Additionally, challenging current and future global economic conditions, including inflation and supply chain disruptions may negatively impact our business operations and financial results.

We incorporate technology and components from third parties into our products, and our inability to obtain or maintain rights to the technology could harm our business.

We incorporate technology and components from third parties into our products. We cannot be certain that our suppliers and licensors are not infringing the intellectual property rights of third parties or that the suppliers and licensors have sufficient rights to the technology in all jurisdictions in which it may sell our products. We may not be able to rely on indemnification obligations of third parties if some of our agreements with our suppliers may be terminated for convenience by them. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain such technology or enter into new agreements on commercially reasonable terms, our ability to develop and sell products services containing such technology could be severely limited, and our business could be harmed. Disputes with suppliers and licensors over uses or terms could result in the payment of penalties by us, cancellation or non-renewal of the underlying license or litigation. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the operations, products, or offerings that include or incorporate the licensed intellectual property. Any such discontinuation or limitation could have a material and adverse impact on our business, financial condition, and results of operation. Additionally, if we are unable to obtain necessary technology and components from third parties, including certain sole suppliers, we may be forced to acquire or develop alternative technology or components, which may require significant time, cost and effort and may be of lower quality or performance standards. This would limit or delay our ability to offer new or competitive products and increase our costs of production. If alternative technology or components cannot be obtained or developed, we may not be able to offer certain functionality as part of our products. As a result, our margins, market share and results of operations could be significantly harmed.

The U.S. federal government has “march-in rights” under our Cooperative Research and Development Agreement (“CRADA”) with the Department of Homeland Security.

We have entered into a CRADA with the Department of Homeland Security. The United States federal government retains certain rights in inventions produced with its financial assistance under the Patent and Trademark Law Amendments Act, or Bayh-Dole Act, including a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself.

In addition, the United States government requires that any products embodying the subject invention or produced through the use of the subject invention be manufactured substantially in the United States. The manufacturing preference requirement can be waived if the owner of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States manufacturers may limit our ability to contract with non-United States product manufacturers for products covered by such intellectual property. Any exercise by the government of any of the foregoing rights could harm our competitive position, business, financial condition, results of operations and prospects.

Our use of “open source” software could subject our proprietary software to general release, negatively affect our ability to offer our products and subject us to possible litigation.

We have used “open source” software in connection with the development and deployment of our software products, and we expect to continue to use open source software in the future. Open source software is licensed by its authors or other third parties under open source licenses, which in some instances may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available all or part of the source code for any modifications or derivative works we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license.

Companies that incorporate open source software into their products have, from time to time, faced claims challenging the use of open source software and compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, we cannot guarantee that we will be successful, that all open source software is reviewed prior to use in our products, that our developers have not incorporated open source software into our products that we are unaware of or that they will not do so in the future.

Furthermore, there are an increasing number of open source software license types, almost none of which have been interpreted by U.S. or foreign courts, resulting in a dearth of guidance regarding the proper legal interpretation of such licenses. As a result, there is a risk that open source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our products. If we are held to have breached or failed to fully comply with all the terms and conditions of an open source software license, we could face infringement claims or other liability, or be required to seek costly licenses from third parties to continue providing our offerings on terms that are not economically feasible, if at all, to re-engineer all or a portion of our products, to discontinue or delay the provision of our offerings if re-engineering could not be accomplished on a timely basis or to make generally available, in source code form, our proprietary code. Further, in addition to risks related to license requirements, use of certain open source software carries greater technical and legal risks than does the use of third-party commercial software. For example, open source software is generally provided without any support or warranties or other contractual protections regarding infringement or the quality of the code, including the existence of security vulnerabilities. To the extent that our products depends upon the successful operation of open source software, any undetected errors or defects in open source software that we use could prevent the deployment or impair the functionality of our systems and injure our reputation. In addition, the public availability of such software may make it easier for others to compromise our products. Any of the foregoing risks could materially and adversely affect our business, financial condition and results of operations.

Risks Related to Intellectual Property

Our intellectual property rights are valuable and any inability to protect our proprietary technology and intellectual property rights could substantially harm our business and operating results.

Our future success and competitive position depend in part on our ability to protect our intellectual property and proprietary technologies. To safeguard these rights, we rely on a combination of patent, trademark, copyright and trade secret laws and contractual protections in the United States and other jurisdictions, all of which provide only limited protection and may not now or in the future provide us with a competitive advantage. We maintain a program of identifying technology appropriate for patent protection. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individuals during their work for us and require that all proprietary information disclosed will remain confidential. Such agreements may not be enforceable in full or in part in all jurisdictions and any breach could have a negative effect on our business and our remedy for such breach may be limited.

It cannot be certain that any patents will issue from any patent applications that we may file, that patents that issue from such applications will give us the protection that we seek or that any such patents will not be challenged, invalidated, or circumvented. Any patents that may issue in the future from our pending or future patent applications may not provide sufficiently broad protection and may not be enforceable in actions against alleged infringers. We cannot be certain that any future trademark registrations will be issued for pending or future applications or that any registered trademarks will be enforceable or provide adequate protection of our proprietary rights. We also license software from third parties for integration into our products, including open source software and other software available on commercially reasonable terms. We cannot be certain that such third parties will maintain such software or continue to make it available. If we are unable to maintain sufficient intellectual property protection for our proprietary technologies or if the scope of the intellectual property protection obtained is not sufficiently broad, our competitors and other third parties could develop and commercialize technologies similar or identical to ours, and our ability to successfully commercialize our technologies may be impaired.

While we take steps to protect our intellectual property, the steps we take may be inadequate to prevent infringement, misappropriation, or other violations of our intellectual property rights. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Any of our patents or other intellectual property rights may be challenged by others or invalidated through administrative process or litigation. Furthermore, legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our offerings may be unenforceable under the laws of certain jurisdictions and foreign countries. In addition, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States, and mechanisms for enforcement of intellectual property rights in some foreign countries may be inadequate. Changes in the law or adverse court rulings may also negatively affect our ability to prevent others from using our technology. To the extent we expand our international activities, our exposure to unauthorized copying and use of our technology and proprietary information may increase.

We may be required to spend significant resources to monitor and protect our intellectual property rights. From time to time, legal action by us may be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, to determine the validity and scope of the intellectual property rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could negatively affect our business, operating results, and financial condition. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation, could delay further sales or the implementation of our products and offerings, impair the functionality of our products and offerings, delay introductions of new features or enhancements, result in our substituting inferior or more costly technologies into our products and offerings, or injure our reputation.

Assertions by third parties of infringement or other violations by us of their intellectual property rights, whether or not correct, could result in significant costs and harm our business and operating results.

Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. They may also assert such claims against our customers or distribution partners, whom we typically indemnify against claims that our products infringe, misappropriate, or otherwise violate the intellectual property rights of third parties. If we do infringe a third party’s rights and are unable to provide a sufficient workaround, we may need to negotiate with holders of those rights to obtain a license to those rights or otherwise settle any infringement claim as a party that makes a claim of infringement against us may obtain an injunction preventing us from shipping products containing the allegedly infringing technology. As the number of products and competitors in our market increase and overlaps occur, claims of infringement, misappropriation and other violations of intellectual property rights may increase. Any claim of infringement, misappropriation or other violation of intellectual property rights by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from our business.

Future assertions of patent rights by third parties, and any resulting litigation, may involve patent holding companies or other adverse patent owners who have no relevant product revenues and against whom our own patents may therefore provide little or no deterrence or protection. There can be no assurance that we will not be found to infringe or otherwise violate any third-party intellectual property rights or to have done so in the past.

An adverse outcome of a dispute may require us to:

●	pay substantial damages, including treble damages, if we are found to have willfully infringed a third party’s patents or copyrights
●	make substantial payments for legal fees, settlement payments or other costs or damages;
●	cease selling, making, licensing or using products that are alleged to infringe or misappropriate the intellectual property of others;

●	expend additional development resources to attempt to redesign our products or otherwise develop non-infringing technology, which may not be successful;
●	enter into potentially unfavorable royalty or license agreements to obtain the right to use necessary technologies or intellectual property rights;
●	take legal action or initiate administrative proceedings to challenge the validity and scope of the third-party rights or to defend against any allegations of infringement; and
●	indemnify our partners and other third parties.

In addition, royalty or licensing agreements, if required or desirable, may be unavailable on terms acceptable to us, or at all, and may require significant royalty payments and other expenditures. Some licenses may also be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Any of the foregoing events could seriously harm our business, financial condition, and results of operations.

Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and harm our business and operating results. Moreover, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Common Stock. We expect that the occurrence of infringement claims is likely to grow as the market for our products and solutions grows. Accordingly, our exposure to damages resulting from infringement claims could increase and this could further exhaust our financial and management resources.

Confidentiality arrangements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We have devoted substantial resources to the development of our technology, business operations and business plans. In order to protect our trade secrets and proprietary information, we rely in significant part on confidentiality arrangements with our employees, licensees, independent contractors, advisors, suppliers, distribution partners, and customers. However, we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology and processes. Further, despite these efforts, these arrangements may not be effective to prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our technologies that we consider proprietary. In addition, if others independently develop equivalent knowledge, methods, and know-how, we would not be able to assert trade secret rights against such parties. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary information will be effective.

Moreover, policing unauthorized use of our technologies, trade secrets and intellectual property and enforcing a claim that a party illegally disclosed or misappropriated a trade secret are difficult, expensive, time-consuming, and the outcome is unpredictable. In addition, effective trade secret protection may not be available in every country in which our products are available or where we have employees or independent contractors as some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be materially and adversely harmed. The loss of trade secret protection could make it easier for third parties to compete with our products by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Risks Related to Management and Employees

We are dependent on the continued services and performance of our senior management and other employees.

Our future performance depends on the continued services and contributions of our senior management, particularly Dolan Falconer, our Chief Executive Officer, and other employees to execute on our business plan and to identify and pursue new opportunities and product innovations. Currently, we do not maintain insurance for any of our executive officers or employees. From time to time, there may be changes in our senior management team resulting from the termination or departure of our executive officers and employees. Our senior management and employees are generally employed on an at-will basis, which means that they could terminate their employment with us at any time. The loss of the services of our senior management, particularly Mr. Falconer, or other employees for any reason could significantly delay or prevent our development or the achievement of our strategic objectives and harm our business, financial condition, and results of operations.

Our management has limited experience as executive officers of a public company.

Our executive officers have limited experience in the executive management of a publicly traded company, including in the areas of regulatory reporting oversight and investor and public relations. Further, we are looking for but do not currently have a general counsel.

Our executive management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws, as well as additional responsibilities regarding investor and public relations as management of a public company. Their limited experience in dealing with the increasingly complex laws and external relations pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time will be devoted to these activities which will result in less time being devoted to the management and growth of our business. In addition, we may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of publicly traded companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards and disclosure required of a publicly traded company in the United States may require costs greater than expected. We expect that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We are dependent on our ability to successfully hire, train, manage and retain qualified personnel, especially those in sales and marketing and research and development.

Our ability to successfully pursue our growth strategy will also depend on our ability to attract, motivate and retain our personnel. We face escalating compensation demands from new and prospective employees, as well as intense competition for these employees from numerous other companies, and we cannot ensure that we will be able to attract, motivate and/or retain additional qualified employees in the future. If we are unable to attract new employees and retain our current employees, we may not be able to adequately develop and maintain new products, or market our existing products at the same levels as our competitors and it may, therefore, lose customers and market share. Our failure to attract and retain personnel, especially those in sales and marketing, research and development and engineering positions, could have an adverse effect on our ability to execute our business objectives and, as a result, our ability to compete could decrease, our operating results could suffer and our revenue could decrease. Even if we are able to identify and recruit a sufficient number of new hires, these new hires will require significant training before they achieve full productivity and they may not become productive as quickly as we would like, or at all.

If we do not effectively hire, train, and retain qualified sales and marketing personnel, we may be unable to acquire new customers or sell additional products to successfully pursue our growth strategy.

We will depend significantly on our sales force to attract customers. As a result, our ability to grow our revenue will depend in part on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth, particularly in the United States and, to a more limited extent, internationally. We expect to expand our sales and marketing personnel and will face a number of challenges in achieving our hiring and integration goals. There is intense competition for individuals with sales training and experience. In addition, the training and integration of a large number of sales and marketing personnel in a short time requires the allocation of significant internal resources. We will invest significant time and resources in training new sales force personnel to understand our products and our growth strategy. Our failure to hire a sufficient number of qualified sales force members and train them to operate at target performance levels may materially and adversely impact our growth strategy.

Risks Related to Regulation and Litigation

Our business and operations expose us to numerous legal and regulatory requirements, and any violation of these requirements could harm our business.

We are subject to numerous state, federal and international laws and directives and regulations that involve matters central to our business, including data privacy and security, employment and labor relations, immigration, taxation, anti-corruption, anti-bribery, import-export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition. Compliance with legal requirements is costly, time-consuming and requires significant resources. We operate in a highly regulated market which may expose us to increased compliance risk. Violations of one or more of these legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

We are subject to governmental export and import controls and laws that could subject us to liability if we are not in compliance with such laws.

Our security scanner systems are subject to export control, import and economic sanctions laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations and various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Control. Exports of our security scanner systems must be made in compliance with these laws and regulations. If we fail to comply with these laws and regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers.

In addition, changes to our security scanner systems, or changes in applicable export control, import or economic sanctions laws and regulations, may create delays in the introduction and sale of our products or, in some cases, prevent the export or import of our products to certain countries, governments, or persons altogether. Any change in export, import, or economic sanctions laws and regulations, shift in the enforcement or scope of existing laws and regulations or change in the countries, governments, persons or technologies targeted by such laws and regulations could also result in decreased use of our products, as well decreasing our ability to export or market our products to potential customers. Any decreased use of our products or limitation on our ability to export or market our products could adversely affect our business, prospects, results of operations and financial condition.

Our business is subject to complex and evolving laws and regulations regarding data privacy and security which could subject us to investigations, claims or monetary penalties against us, require us to change our business practices or otherwise adversely affect our revenues and profitability.

We are subject to a variety of laws and regulations in the U.S., at the federal, state and local levels and abroad relating to data privacy and security. These laws and regulations are complex, constantly evolving, and may be subject to significant change in the future. In addition, the application, interpretation and enforcement of these laws and regulations are often uncertain, particularly in new and rapidly evolving areas of technology, and may differ in material respects among jurisdictions, interpreted and applied inconsistently among jurisdictions or in a manner that is inconsistent with our current policies and practices, all of which can make compliance challenging and costly, and expose us to related risks and liabilities.

The overarching complexity of data privacy and security laws and regulations around the world poses a compliance challenge that could manifest in costs, damages or liability in other forms as a result of failure to implement proper programmatic controls, failure to adhere to those controls, or the breach of applicable data privacy and security requirements by us, our employees, our business partners (including our service providers, suppliers or subcontractors) or our customers. We also expect that there will continue to be new proposed laws, regulations and industry standards concerning data privacy and security, and we cannot yet determine the impact such future laws, regulations and standards, or amendments to or re-interpretations of existing laws, regulations or standards, may have on our business. Any failure or perceived failure by us, our service providers, suppliers, subcontractors or other business partners to comply with applicable laws, regulations, our public privacy policies and other public statements about data privacy and security and other obligations in these areas could result in regulatory or government actions lawsuits against us (including civil claims, such as representative actions and other class action-type litigation), legal liability, monetary penalties, fines, sanctions, damages and other costs, orders to cease or change our processing of data, changes to our business practices, diversion of internal resources, and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations. We may also incur substantial expenses in implementing and maintaining compliance with such laws, regulations and other obligations.

We may in the future be subject to legal proceedings, regulatory disputes and governmental inquiries that could cause us to incur significant expenses, divert management’s attention, and materially harm our business, results of operations, cash flows and financial condition.

From time to time, we may be subject to claims, lawsuits, government investigations and other proceedings involving product liability, consumer protection, competition and antitrust, intellectual property, privacy, securities, tax, labor and employment, health and safety, environmental claims, commercial disputes and other matters that could adversely affect our business, results of operations, cash flows and financial condition.

Litigation and regulatory proceedings may be protracted and expensive, and the results are difficult to predict. Additionally, our litigation costs could be significant, even if we achieve favorable outcomes. Adverse outcomes with respect to litigation or any of these legal proceedings may result in significant settlement costs or judgments, penalties and fines, or require us to modify, make temporarily unavailable or stop manufacturing or selling our security scanner systems in some or all markets, all of which could negatively affect our sales and revenue growth and adversely affect our business, prospects, results of operations, cash flows and financial condition.

Risks Related to Indebtedness and Other Liabilities

We have a substantial accrued payroll tax liability of approximately $6.23 million as of December 31, 2024. There is no guarantee we can resolve this liability to the satisfaction of the IRS.

As of December 31, 2024, approximately $6.23 million of employee and employer payroll taxes and associated interest and penalties have been accrued but not remitted to the IRS by us. These accruals are for payroll from the first quarter of 2017 until and including the second quarter of 2023. We have commenced payment of payroll taxes for current periods. In order to mitigate the risks or consequences of this liability, we have proactively approached the IRS and are actively discussing a settlement with them. However, there can be no assurance that that the IRS will agree to the terms of a settlement and not instead demand immediate payment of the amounts due. Even if a settlement offer is accepted, the terms of any settlement may require substantial upfront payments, which we may have not sufficient funds available for. Our obligation to pay past due payroll taxes, interest and penalties may prevent us from executing on our business plan. In addition, willful failure to comply with statutory obligations to collect, account for and pay over taxes imposed on employees is a federal criminal offense. There can be no assurance that the Department of Justice will not commence criminal charges against us and our management for failure to remit payroll taxes to the IRS. We are subject to a federal tax lien from the IRS for the aforementioned tax years.

We face risks related to our indebtedness.

As of December 31, 2024, we had total outstanding liabilities of $162.1 million, which consisted primarily of short-term indebtedness. We had no working capital. Much of our indebtedness was originally long-term, but is in default and therefore is classified as short term. Our leverage (including additional indebtedness that we might incur in the future) could have significant consequences to us, including:

●	The majority of our indebtedness is secured by the Company’s assets and is in default and as such our creditors could execute against the Company’s assets which would prevent us from doing business;
●	exposing us to the risk of increased interest rates as our borrowings under our current debt instruments are at (and any borrowings in the future might be at) variable rates;
●	making it more difficult for us to make payments on our debt;
●	limiting our ability to pay future dividends;

●	increasing our vulnerability to downturns in our business, the security screening industry or the general economy and limiting our flexibility in planning for, or reacting to, changes in our business;
●	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities;
●	restricting us from making strategic acquisitions;
●	requiring us to comply with financial and operational covenants as well as liquidity and leverage covenants, restricting us, among other things, from placing liens on our assets, making investments, incurring debt, making payments to our equity or debt holders and engaging in transactions with affiliates;
●	limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, product development, debt service requirements, acquisitions, and general corporate or other purposes;
●	preventing us from taking advantage of business opportunities as they arise or successfully carrying out our business plans; and
●	placing us at a competitive disadvantage compared to our competitors who may be less leveraged.

Consequences of the indebtedness that we have borrowed (and any indebtedness that we might borrow in the future) may require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our debt, thereby reducing our ability to use our cash flow to fund operations, capital expenditures, and future business opportunities. If we cannot generate sufficient cash flow from operations to service our debt, we may need to refinance our debt, dispose of assets or issue equity to obtain necessary funds. We do not know whether we would be able to take any of these actions on a timely basis, on terms satisfactory to us, or at all. Further, our ability to issue additional debt could be adversely affected by other factors, including market conditions. Our failure to comply with financial covenants or other restrictions contained in the agreements governing our indebtedness could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations and could further exacerbate the risks to our financial condition described above. Upon the occurrence of an event of default under any of the agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness were to be accelerated, there can be no assurance that our assets would be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

All of our indebtedness is secured and we have pledged all of our current and future assets to each of our creditors, which includes the intellectual property that we have licensed and cannot operate our business without. One of these creditors (Catalytic Holdings I, LLC) has an unsatisfied judgment against the Company, as described below.

If any of our creditors execute against the assets of the Company that have been pledged as collateral, this could prevent the Company from continuing in business.

Seaport has agreed with both Mars and ScanTech to exchange its current secured promissory note for long-term senior secured debt upon the consummation of the business combination. The agreements with Seaport will impose operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities or otherwise negatively impact our business.

On September 25, 2024, Steele and Seaport agreed to material economic arrangements under the Credit and Security Agreement that provides for the exchange of its existing indebtedness, including principal and accrued interest, for a senior secured term loan totaling $3,000,000 for 36 months and a senior secured term loan totaling $14,296,909 for 60 months, respectively effective upon the closing of the Business Combination Agreement. All outstanding principal and accrued and unpaid interest is due and payable in full on the Maturity Date. Interest shall accrue at a fixed per annum rate of 9.00%. The aggregate principal amount of the term loan, including any additional advances, plus all other permitted indebtedness, shall not exceed $20,000,000 on the Closing Date without the prior written consent of all of the parties.

On September 25, 2024, Seaport and Steele also agreed to material economic arrangements under the intercreditor agreement that provides for certain governance and intercreditor relationship agency between Seaport and Steele, both as senior lenders to ScanTech AI, to take effect simultaneous to the consummation of the business combination.

The above-mentioned agreements with Seaport will impose operating and financial restrictions on us. These restrictions will limit our ability to, among other things, incur additional indebtedness, create additional liens on our assets, make certain investments and dispose of assets, subject, in each case, to various exceptions and conditions to be described in the agreements with Seaport. The negative covenants will also restrict the ability of ScanTech to make certain restricted payments, including the payment of dividends and the repurchase of Common Stock.

As a result of these restrictions, each of which will be subject to certain exceptions and qualifications, we may be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. We cannot assure you that we will be able to maintain compliance with these covenants or that, if we fail to do so, that we will be able to obtain waivers from Seaport and/or amend the covenants.

ScanTech AI’s failure to comply with these restrictive covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of the payment of all of our indebtedness to Seaport and the exercise by Seaport of certain rights to be set forth in the agreements with Seaport. This could have an adverse effect on ScanTech AI’s ability to operate its business, as well as ScanTech AI’s results of operations and financial condition.

We have an outstanding judgment against us, which could result in us losing certain of our assets.

Catalytic Holdings I, LLC has an unsatisfied judgment of $1,563,796 (plus 12% interest per annum, accruing from October 6, 2020). This judgment was issued in September 2023 in connection with a judgment issued against the Company related to unpaid indebtedness.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq or any other exchange.

On January 3, 2025, one business day after the Closing, our Common Stock was listed on The Nasdaq Global Market under trading symbol “STAI”. We cannot assure investors that our Common Stock will continue to be listed on Nasdaq in the future. If Nasdaq delists our Common Stock from trading on its exchange for failure to meet the continued listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Common Stock are a “penny stock” which will require brokers trading in our Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Common Stock;
●	a limited amount of analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

If the Business Combination’s benefits do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

If the perceived benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price our securities could fluctuate and contribute to the loss of all or part of stockholders’ investment. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on an investment in our securities and our securities may trade at prices significantly below the price a stockholder paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to it;
●	changes in the market’s expectations about our operating results;
●	success of competitors;
●	Our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning us or the industry in which we operate;
●	operating and share price performance of other companies that investors deem comparable to us;
●	our ability to market new and enhanced products and technologies on a timely basis;
●	changes in laws and regulations affecting our business;
●	our ability to meet compliance requirements;
●	commencement of, or involvement in, litigation involving us;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of our Common Stock available for public sale;
●	any major change in our board of directors or management;
●	sales of substantial amounts of our Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our share price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our executive officers and directors. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our Amended and Restated Certificate of Incorporation (as amended, the “Charter”) designated the Court of Chancery of the State of Delaware and the federal district courts of the United States of America as the exclusive forums for certain disputes between the post-combination company and its stockholders, which will restrict such stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.

Our Charter provides that the Court of Chancery of the State of Delaware (or, if and only if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction, any state court located within the State of Delaware or, if and only if all such state courts lack subject matter jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: (i) any derivative action or proceeding brought on behalf of us; (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, or other employees to us or our stockholders; (iii) any action or proceeding asserting a claim against us or any of our current or former directors, officers or other employees arising out of or pursuant to any provision of the DGCL, the Charter or the bylaws; (iv) any action or proceeding to interpret, apply, enforce or determine the validity of the Amended Charter or the bylaws (including any right, obligation, or remedy thereunder); (v) any action or proceeding as to which the DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and (vi) any action or proceeding asserting a claim against us or any of our current or former directors, officers, or other employees that is governed by the internal affairs doctrine, in all cases to the fullest extent permitted by law and subject to the court’s having personal jurisdiction over the indispensable parties named as defendants. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, or the Securities Act. In addition, to prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Charter provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. However, as Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, there is uncertainty as to whether a court would enforce such provision. The Charter further provides that any person or entity holding, owning or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring such a claim arising under the Securities Act against the us, our directors, officers, or other employees in a venue other than in the federal district courts of the United States of America. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of the Charter. This may require significant additional costs associated with resolving such action in other jurisdictions and we cannot assure you that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive-forum provision in the Charter to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could harm our business.

Actions of stockholders could cause us to incur substantial costs, divert management’s attention and resources and have an adverse effect on its business.

We may, from time to time, be subject to proposals and other requests from stockholders urging us to take certain corporate actions, including proposals seeking to influence our corporate policies or effect a change in our management. In the event of such stockholder proposals, particularly with respect to matters which our management and board of directors, in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because responding to actions and requests of stockholders can be costly and time-consuming, disrupting its operations and diverting the attention of management and its employees. Additionally, perceived uncertainties as to our future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners and end customers.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

Following the consummation of the Business Combination, we now face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404 thereof, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities that we previously did not conduct. For example, we will adopt new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

If we fail to maintain effective internal control over financial reporting, the price of our Common Stock may be adversely affected.

We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting, or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, or disclosure of management’s assessment of our internal control over financial reporting, may have an adverse impact on the price of our Common Stock.

Risks Related to our Common Stock

There will be a substantial number of our Common Stock available for sale in the future that may adversely affect the market price of our Common Stock.

Sales of a substantial number of our Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of our Common Stock intend to sell our Common Stock, could reduce the market price of our Common Stock.

The price of our Common Stock may be volatile and may decline, resulting in a loss of some or all of your investment.

The trading prices of the Common Stock is volatile and could fluctuate due to a variety of factors, including:

●	changes in the industries in which we and our end customers operate;
●	developments involving our competitors;
●	developments involving our suppliers;
●	actual or anticipated fluctuations in our results of operations due to, among other things, changes in end customer demand, product life cycles, pricing, ordering patterns, and unforeseen operating costs;
●	changes in laws and regulations affecting its business, including export control laws;
●	variations in its operating performance and the performance of its competitors in general;
●	actual or anticipated fluctuations in our quarterly or annual operating results;
●	publication of research reports by securities analysts about us or our competitors or our industry or failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates or ratings by any securities analysts who follow us, or failure to meet these estimates or the expectations of investors;

●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
●	additions and departures of executive officers or key personnel;
●	commencement of litigation involving us;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	announcements by significant end customers of changes to their product offerings, business plans, or strategies;
●	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
●	the volume of shares of our Common Stock available for public sale; and
●	general economic and political conditions, such as the effects of epidemics, pandemics, recessions, inflation, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism or responses to these events.

These market and industry factors may materially reduce the market price of our Common Stock regardless of our operating performance.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.

Future resales of Common Stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Pursuant to the Lock-Up Agreements and the Insider Letter Agreement, subject to certain exceptions, the Sponsor, ScanTech’s directors and officers and certain members of ScanTech will be contractually restricted from selling or transferring any of their respective shares of Common Stock (the “Lock-up Shares”). Such restrictions began at Closing and end at varying times, ranging from six months to three years, subject, in certain circumstances, to early release upon the achievement of certain price targets, or other events.

However, following the expiration of such applicable lockup periods, the Sponsor, ScanTech’s directors and officers and the applicable members of ScanTech will not be restricted from selling shares of the post- combination company’s Common Stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of post-combination company common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock. Immediately upon completion of the Business Combination (excluding the potential sources of dilution, such as (i) shares of our Common Stock to be issued two business days following the Closing to Extension Non-Redeeming Public Shareholders in connection with the Non-Redemption Agreements; (ii) the two additional shares of our Common Stock that will be issued to Public Shareholders who elect not to redeem at the Closing Redemption, the Insiders, and Maxim (while the additional share issuance to Insiders and Maxim is not typical, because neither can redeem their Ordinary Shares at Closing, the parties agreed to issue additional shares to Insiders and Maxim as a result of the higher-than-expected time and costs associated with extending the Outside Dates for the Business Combination through amendments), ninety days following the Closing or such other period as may be agreed by parties to the Business Combination Agreement, pursuant to Amendment No. 4 to the Business Combination Agreement; (iii) share issuances two business days following the Closing in connection with the Polar Agreements; (iv) share issuances to Seaport Group SIBS, LLC in connection with Amendment No. 4 to the Business Combination Agreement two business days following the Closing; (v) share issuances to Aegus Corp. in connection with the Amendment No. 4 to the Business Combination Agreement two business days following the Closing; (vi) share issuances five business days following the Closing in connection with the Roth Capital Agreement; (vii) the Earnout Shares; and (viii) the shares issuance in accordance with the Equity Incentive Plan). Upon the Closing, the Insiders, ScanTech’s directors and officers and the members of ScanTech will collectively beneficially own 89.15% of the 18,722,803 shares of common stock of ScanTech AI, the post-combination company, issued and outstanding at closing, which consists of 14,184,397 shares issued to holders of ScanTech units, 2,026,806 shares held by public shareholders of Mars (reflecting the conversion of rights and the redemption), 2,235,600 shares held by Mars’ officers and directors, the Sponsor, and transferees of founder shares, and 276,000 shares held by Maxim Group LLC as the representative of the underwriters in the IPO.

The shares held by Insiders, ScanTech’s directors and officers and majority of the members of ScanTech may be sold after the expiration of the applicable lock-up period under the Lock-Up Agreements and the Insider Letter Agreement and the Registration Rights Agreement. As restrictions on resale end and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in the post- combination company’s share price or the market price of post-combination company common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

We may issue additional common stock or other equity securities, which would dilute existing stockholders’ interests and may depress the market price of our Common Stock.

We may issue additional common stock or other equity securities of equal or senior rank in the future in connection with, among other things, financings, future acquisitions, repayment of outstanding indebtedness, employee benefit plans and exercises of outstanding options, warrants and other convertible securities, in a number of circumstances.

Our issuance of additional common stock or other equity securities of equal or senior rank would have the following effects:

●	our existing stockholders’ proportionate ownership interest in us will decrease;
●	the amount of cash available per share, including for payment of dividends (if any) in the future, may decrease;
●	the relative voting strength of each previously outstanding share of Common Stock may be diminished; and
●	the market price of our Common Stock may decline.

There may not be an active trading market for our Common Stock, which would adversely affect the liquidity and price of our securities and make it difficult for stockholders to sell our Common Stock.

Prior to the consummation of the Business Combination, there was not been a public trading market for ScanTech Securities. Our Common Stock currently trades on The Nasdaq Global Market, but we can provide no assurance that we will be able to develop and sustain an active trading market for our Common Stock. Even if an active trading market is developed, it may not be sustained. The lack of an active market may impair stockholders’ ability to sell their shares at the time they wish to sell them or at a price that they consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses or technologies using our shares as consideration, which, in turn, could materially adversely affect our business.

Because we have no current plans to pay cash dividends on our Common Stock for the foreseeable future, stockholders may not receive any return on investment unless they sell our Common Stock for a price greater than that which stockholders paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, stockholders may not receive any return on an investment in our Common Stock unless stockholders sell our Common Stock for a price greater than that which stockholders paid for it.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our Common Stock could decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts may publish about ScanTech AI, its business, market or competitors. As a smaller company, it may be difficult for us to attract or retain the interest of equity research analysts. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our Common Stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our Common Stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Common Stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price and/or trading volume to decline.

Our issuance of additional capital stock in connection with financings, acquisitions, investments, our stock incentive plans or otherwise could dilute the ownership and voting power of our stockholders.

As of December 31, 2024, we have 500,000,000 shares of Common Stock authorized but unissued. In addition, the Charter authorizes us to issue up to 10,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. The Charter authorizes us to issue shares of Common Stock or other securities convertible into or exercisable or exchangeable for shares of Common Stock from time to time, for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with a financing, an acquisition, an investment, stock incentive plans or otherwise. Such additional shares of Common Stock or such other securities may be issued at a discount to the market price of Common Stock at the time of issuance. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of Common Stock. As discussed below, the potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for Common Stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of Common Stock. Any issuance of such securities could result in substantial dilution to our then existing stockholders and cause the market price of shares of Common Stock to decline.

Our business and stock price may suffer as a result of our lack of public company operating experience.

Prior to the completion of the Business Combination, ScanTech was a privately-held company. Our lack of public company operating experience may make it difficult to forecast and evaluate our future prospects. If we are unable to execute our business strategy, either as a result of our inability to manage effectively our business in a public company environment or for any other reason, our business, prospects, financial condition and operating results may be harmed.

As a publicly traded company, we will incur significant legal, accounting, and other expenses under the Exchange Act, the Sarbanes-Oxley Act, and other applicable securities rules and regulations. In addition, new and changing laws, regulations, and standards relating to corporate governance and public disclosure, including the Dodd Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the SEC and national securities exchanges have created uncertainty for public companies and increased the costs and the time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and will divert management time and attention from revenue generating activities.

Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our business strategy, which could prevent us from improving our business, results of operations, and financial condition. [We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly traded company.]

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, the price of our Common Stock may be adversely affected, and our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards for the Nasdaq. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources.

Specifically, we concluded that during the years ended December 31, 2024, and 2023, our disclosure controls and procedures were not effective due to the following material weakness identified: (1) a material weakness in our internal controls over financial reporting related to valuation of matters associated with accounting for warrants, derivatives and unit-based compensation awards, particularly our process for developing the estimates, our application of the appropriate methodologies utilized, and our evaluation of the completeness and accuracy of the underlying data utilized in deriving the estimates; (2) a material weakness in the complete identification and accounting interpretation of the complex terms in various contractual arrangements entered into, including those related to debt and equity arrangements, revenue arrangements with our customer, consulting and vendor arrangements for services provided and legal judgments; (3) a material weakness around the lack of appropriate approvals around related party transactions; (4) a material weakness related to the financial reporting close process, including the preparation and review of technical accounting interpretations and the recording of such balances, account reconciliations including inventory, and journal entries, and; 5) a material weakness related to the IT environment including controls over cybersecurity, logical, network, and physical security, data backup and recovery, change management and vendor management, including review of SOC1 Type 2 reports and the consideration of the reports’ recommended end-user control considerations.

We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, financial condition or results of operations. In addition, when required, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting, or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, or disclosure of management’s assessment of our internal control over financial reporting, may have an adverse impact on the price of our Common Stock.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. If, in the future, any of these new or improved controls do not perform as expected, a potential material weaknesses of ScanTech may not be remediated or new material weaknesses may not be identified.

Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of shares of our Common Stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal control over financial reporting, and for certain issuers, an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or how costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us, we could become subject to these requirements in the future, and we may encounter problems or delays in completing the implementation of any resulting changes to internal control over financial reporting. In the event that our Chief Executive Officer or Chief Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of shares of our Common Stock will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Common Stock.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Organizations are frequently confronted with a broad range of cybersecurity threats, ranging from uncoordinated, individual attempts to gain unauthorized access to an organization’s information technology environment to sophisticated and targeted cyberattacks sponsored by foreign governments and criminal enterprises. The Company maintains general cybersecurity policies and procedures to assess, identify, and manage cyber threats, and has designated personnel to implement and maintain these policies and procedures, subject to oversight by our management.

The Company’s cybersecurity policies, standards, processes, and practices for assessing, identifying, and managing material risks from cybersecurity threats and responding to cybersecurity incidents are based on recognized frameworks established by industry standards. The Company has established and maintains incident response and recovery plans to address potential cybersecurity incidents. It has implemented a range of technical, physical, and administrative security controls to mitigate cybersecurity threats, including measures specifically focused on network security, data protection, and safeguarding information that, if compromised, could adversely affect the public interest or the Company.

The Company’s employees are also required to sign confidentiality agreements in an effort to, among other things, help to ensure cybersecurity. The Company has taken measures to better ensure that key employees are aware of data security threats (including cybersecurity threats), and Company security policies and procedures, as appropriate. Improper or illegitimate use of the Company’s information system resources or violation of the Company’s information security policies and procedures may result in disciplinary action.

The Company relies on third-party service providers for critical or key infrastructure and solutions across various Company operations. Cybersecurity incidents that impact third-party service providers have significantly increased in recent years and represent a continuing risk to the Company. The Company has sought to mitigate this risk through specific cybersecurity controls, designed to assess the business and security controls implemented by key information services to the Company. The management assess the Company’s cybersecurity threats and the measures implemented by the Company in an effort to mitigate and prevent cyberattacks.

As of the date of this Annual Report on Form 10-K, the Company is not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

Item 2. Properties.

ScanTech leases a facility from VJ Properties, LLC (VJP) with approximately 14,000 rentable square feet of combined office and warehouse space located at 1735 Enterprise Dr., Buford, GA 30518. ScanTech is considering expanding its facilities starting approximately one year after the closing of the Business Combination, as it advances its business plan and works to commence manufacturing on a commercial scale.

On March 1, 2024, the Company entered into a month-to-month operating lease with VJP for combined office, workshop, manufacturing and warehouse space located in Buford, Georgia. As of December 31, 2024, the Company had one operating lease. The Company currently pays a rent of $15,773 per month for the leased space located in Buford, Georgia.

Item 3. Legal Proceedings.

From the first quarter of 2017 through October 31, 2023, the Company did not remit U.S. federal taxes from amounts withheld from employee wages, and also did not remit the employer portion of such taxes. In addition, during the same period, the Company did not file quarterly federal tax returns on Form 941 to report income taxes and payroll taxes withheld from employee wages. As a result, the Company has an accrued payroll tax liability on its balance sheet that amounted to $6.3 million as of December 31, 2024. Although we are actively discussing a settlement with the IRS, there can be no assurance that that the IRS will agree to the terms of a settlement and not instead demand immediate payment of the amounts due. Even if a settlement offer is accepted, the terms of any settlement may require substantial upfront payments, which we may not have sufficient funds available for. In addition, willful failure to comply with statutory obligations to collect, account for and pay over taxes imposed on employees is a federal criminal offense. There can be no assurance that the Department of Justice will not commence criminal charges against us and our management for failure to remit payroll taxes to the IRS.

For the payroll period from November 1, 2023 to November 30 2023, the payments on income taxes withheld and the employee and employer portion of the payroll taxes were made on December 15, 2023. The failure to deposit penalty and associated interest was calculated and recorded in Balance Sheets under the caption of accrued federal tax liability, penalties and interest.

From December 15, 2023 to December 31, 2024, the Company was able to file the federal tax returns on time on Form 941, 943 and 944 to report income taxes withheld and payroll taxes withheld from employee wages and paid in full to IRS for the employee taxes withheld and the employer portion of the payroll taxes for the then current payroll periods. We are currently subject to a federal tax lien from the IRS for the aforementioned tax years.

On August 15, 2019, the Superior Court of Fulton County Georgia issued its Order Charging Judgment Debtors (the “Charging Order”). This Charging Order pertained to Judgment Debtors ScanTech Holdings and ScanTech Security and prohibited certain related entities, including the Company, from making distributions to ScanTech Holdings or ScanTech Security. The Charging Order specifically mandated that “all distributions that would otherwise be made to or on behalf of ScanTech Holdings or ScanTech Security shall be paid to Epstein, Becker & Green, P.C. (EBG) instead of being paid to ScanTech Holdings or ScanTech Security until the Judgments are paid in full with interest.”

Subsequent to the issuance of the Charging Order, the Company made a series of payments to third parties on behalf of ScanTech Holdings and ScanTech Security. These payments, which totaled at least $54,000, included the payment of legal fees incurred by ScanTech Holdings and ScanTech Security to defend themselves in the ongoing legal action. The Company intends to address this matter in accordance with the legal process and is taking steps to rectify the situation by working with the Court to ensure full compliance with the Charging Order.

Other than the above, ScanTech is not currently a party to any material legal proceedings. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, any such future litigation could have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information.

Our common stock is listed on The Nasdaq Global Market under the symbol “STAI.”

The Mars Units, Ordinary Shares, and Rights, under the symbols “MARXU”, “MARX” and “MARXR”, respectively, previously traded on The Nasdaq Capital Market were delisted without any action needed to be taken on the part of the holders of such securities and are no longer traded following the Closing.

(b)	Holders.

On March 31, 2025, there were outstanding 25,609,510 shares of Common Stock and there were 57 holders of record. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Common Stock are held of record by banks, brokers and other financial institutions.

(c)	Dividends

Holders of Common Stock will be entitled to receive such dividends, if any, as may be declared from time to time by the Company’s board of directors in its discretion out of funds legally available therefor. Any payment of cash dividends in the future will be dependent upon ScanTech AI’s revenues and earnings, if any, capital requirements and general financial conditions. In no event will any stock dividends or stock splits or combinations of stock be declared or made on Common Stock unless the shares of Common Stock at the time outstanding are treated equally and identically.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

At the Extraordinary General Meeting, Mars Shareholders approved the Equity Incentive Plan of ScanTech AI Systems Inc. (the “Equity Incentive Plan”), which became effective upon the Closing.

The Equity Incentive Plan is administered by the Compensation Committee of the Company’s board of directors, or such other similar committee pursuant to the terms of the Equity Incentive Plan. The plan administrator, which is the compensation committee of the Company’s board of directors, has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the Equity Incentive Plan. The plan administrator may delegate to one or more officers of ScanTech AI, the authority to grant awards to individuals who are not subject to the reporting and other provisions of Section 16 of the Exchange Act.

The number of Common Shares that may be issued under the Equity Incentive Plan is equal to 15% of the aggregate number of Pubco Common Shares issued and outstanding immediately after the Closing (calculated on a fully-diluted basis). On Febuary 18, 2025, ScanTech AI filed a registration statement on Form S-8 to register 4,000,000 shares of Common Stock, which may be issued pursuant to awards under the Equity Incentive Plan, as approved by the Compensation Committee and the Company’s board of directors.

(e)	Performance Graph.

Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

The information set forth in the “Item 1. Business — Transaction Financing” of this Annual Report on Form 10-K is incorporated herein by reference.

The shares of Common Stock issued by ScanTech AI to the Transaction Financing as of the Closing were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On December 31, 2024, Seaport Global Asset Management, LLC (“Seaport”) and ScanTech entered into an agreement (“Seaport Promissory Note ”) whereby Seaport invested $1,000,000 as transaction financing in connection with the Business Combination. On February 10, 2025, the Company filed a registration statement on Form S-1 to register 303,951 shares of Common Stock as repayment of the investment under the Seaport Promissory Note, including any and all accrued interest.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with ScanTech’s financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report.

Overview

Our mission is to develop and deploy security screening systems that protect travelers and other members of the public from criminals, terrorists and other bad actors. We have developed a proprietary fixed-gantry Computed Tomography scanning system that detects explosives, weapons, narcotics and other contraband.

Our initial market focus is domestic and international aviation checkpoints. However, we believe a significant global market opportunity also exists for deploying our scanners in (i) other government facilities such as border crossings, seaports, military bases, embassies, federal buildings, prisons and postal facilities and (ii) the private sector at manufacturing plants, entertainment facilities, power plants, petrochemical facilities, convention centers, schools, sports stadiums and other highly-trafficked public buildings or venues.

Our SENTINEL fixed-gantry scanner has already achieved several third-party certifications, including the TSA’s Tier 2 Explosive Detection Certification. Certification to the TSA’s Accessible Property Screening System 6.2.0 Explosive Detection Standard and to the European Civil Aviation Conference Explosive Detection System for Cabin Baggage Certification are in advanced stages.

We believe that our scanner systems and fixed-gantry CT technology have advantages and improved threat detection capacity as compared to traditional rotating-gantry systems.

Our SENTINEL scanners are designed to be deployed at security checkpoints. They can be quickly installed and easily maintained without major infrastructure modifications to existing checkpoints.

Most CT security scanners on the market are based on rotating-gantry technology, which was first developed in the 1970s for use in medical imaging. Rotating gantry involves a single X-ray tube and detectors opposite this tube. These revolve around the object being scanned, generating images which are reconstructed to produce a three-dimensional image.

SENTINEL Scanner Description

SENTINEL’s fix-gantry CT architecture incorporates four (4) discrete pairs of fixed multi-energy X-ray generators and detector arrays. Each generator/ detector pair is optimally configured to provide non- traditional planar slices significantly expanding the robustness, reliability and repeatability of image data reconstruction and improving the system’s ability to discriminate/interrogate threat materials and hidden objects. The orientation of the generators/detectors yield three (3) discrete slices of the target for interrogation: 1) Perpendicular to the tunnel; 2) 45° angle along the Belt from Entrance to Exit, and; 3) 45° angle backwards along the Belt from Exit to Entrance. The three slices of metadata are used to reconstruct a three- dimensional map of the effective atomic numbers (Zeff) and mass densities of the scanned contents. The projections in this innovative geometry provide three unique planes while the projections of conventional CT systems are essentially in a single plane. Three integrated & interlaced slices through an object versus the typical single plane slice of data in rotating-gantry CT improves spatial recognition, particularly in high clutter situations, as the four (4) X-ray projections are traveling through unique paths for a given area of interest. Coupled with few-view CT reconstruction and advanced threat detection algorithms, SENTINEL’S architecture expands the robustness, reliability and repeatability of the measurement data.

The figure below depicts the SENTINEL’s fixed-gantry projection geometry showing the four X-ray sources tunnel entrance, exit, top and side projections. The red box depicts the traditional 90° planer slice perpendicular to the conveyor. Two additional 45° planar slices (not shown) are also created.

SENTINEL Scanner Installation

First and foremost, the SENTINEL has been designed for easy deployment and installation at domestic and international checkpoints. Following production, assembly and factory acceptance testing, SENTINEL systems, simulators and peripheral equipment are packaged and marked in accordance with TSA packaging and marking requirements for transportation security screening equipment. The system is shipped directly to the customer’s site in one piece along with ingress and egress conveyors, primary and auxiliary viewing stations and peripheral equipment in three simple shipping crates. We assign an installation site lead to coordinate system receipt, rigging unloading, installation and start-up. For installed systems, the installation site lead collects data, performs on-site functional testing, and prepares a commissioning report. For each system installed, the commissioning report will document i) Visual Inspection; ii) Operational/ Functional Test; iii) Image Quality Test; and, iv) Explosive Simulant Detection Test. Because the system is delivered to the site in one piece, the installation, setup, startup and functional test process is typically completed in four to six hours if the checkpoint has been prepared for system setting.

SENTINEL Scanner Maintenance

Modular construction of SENTINEL plays a major role in the system’s serviceability and ensures fast field service to get the machine back on line. Furthermore, as system upgrades and enhancements are designed, engineered, tested and approved, respective modules can easily be changed-out in the field. System electrical and control components are mounted on four (4) back-plates that are easy to inspect, basic troubleshoot, and remove & replace if necessary. All modules are individually certified by Underwriter’s Laboratory (UL) in addition to the entire machine being UL certified. The four back-plate modules are located behind the same exterior panel and can easily be accessed by an authorized service technician. If a module is diagnosed with a problem, the entire module is removed by unplugging the wiring harness connectors, unscrewing four (4) nuts, removing the module and simply installing a new module, which takes five to ten minutes to complete. The defective module is then returned to ScanTech for detailed troubleshooting, evaluation and if economical, repair. Likewise, X-ray generators are a modular monoblock design hermetically enclosing the X-ray tube, high-voltage power supply, collimator, and cooling system. The replacement of an X-ray generator takes less than an hour as the monoblock is mounted on a factory laser- aligned mounting frame. The monoblock is removed by unbolting four (4) bolts plus two (2) connectors. Simply remove and replace the unit with a new X-ray monoblock and the system is ready to scan. No alignment of the X-ray monoblock is required because of the pre-aligned precision of the X-ray generator and detector array mounting frames, so an X-ray monoblock change out is simply a ‘pull-plug-scan’ service call. Detector Arrays can also be easily replaced. Each array is a modular unit mounted on a precision mounting bracket or frame. To replace the detector board(s), one must merely remove the access plate(s), unplug the communication & power connectors, remove the array bracket or frame, and repeat the process to reinstall. SENTINEL’s modular design provides a low-cost component upgrade path, reduced system downtime, faster field service and troubleshooting, and lower maintenance costs.

SENTINEL Scanner Operation

In similar fashion to current protocols at aviation checkpoint security stations, ‘carry-on’ baggage and other approved ‘carry-on’ items are loaded onto the SENTINEL’s conveyor and queued for scanning through the system’s tunnel. Once loaded onto the conveyor belt, each item passes through the system’s X-ray inspection tunnel, and within a matter of seconds, reappears at the opposite end. Instead of a rotating gantry, SENTINEL’s four fixed independent and synchronized X-ray sources project X-ray images of scanned items onto the system’s four independent arrays of detectors where various signatures associated with the materials the X-rays interact with inside of the tunnel are measured or calculated. Advanced and proprietary algorithms provide highly reliable automatic threat detection, not only differentiating between threatening and non-threatening materials, but also specifically identifying the items as benign (such as face cream,) or dangerous (such as explosives), as well as drugs and other hazardous materials. During a scan, four separate high-definition visual images are generated and displayed on the system’s high definition monitor. Operators can access vertical, horizontal and ±45o snapshots of each item being scanned and will also be able to access a 3D reconstructed image of the scanned item. This supplies the operator with the necessary visual tools to identify threats which otherwise would be difficult to distinguish. During the inspection process, the image scrolls in the direction of conveyor travel to simulate the conveyor moving a target through the inspection tunnel. The system provides real time storage of a selectable number of individual scanned items, which are maintained in a historical memory buffer depicted at the bottom of the screen. Touch screen access allows screeners to easily move back and forth between items in the system’s immediate memory. In addition, item scans can easily be saved to permanent storage and subsequently re-loaded and analyzed as if the scan was just made. SENTINEL also has the ability to wirelessly transmit large bits of data in real time to any number of on- and off-site ancillary locations. Systems can be connected to a network in a matrix networked architecture allowing remote system threat reporting and operation, remote management of diagnostics, remote reporting of operator performance, remote handling of the data of interest and even remote and automatic software upgrades. Any supervisor, manager or regulatory agency, and any number of other off-site personnel can look in on any particular system in action as dictated by conduct of operations.

SENTINEL systems are based on the company’s proprietary fixed-gantry CT technology, which employs four fixed X-ray generators and detector arrays to create a three-dimensional visualization of the object being scanned. Each generator/detector array is optimally configured to provide planar projections that significantly expand the robustness, reliability and repeatability of image data and volumetric reconstruction to improve the discrimination and interrogation of threat materials and hidden objects.

While nearly identical in size and overall appearance to traditional rotating-gantry scanners, we believe that SENTINEL has several important advantages, including modular design, improved image quality, increased throughput, operation on simple 120V power and plug and play installation.

Our proprietary operator-friendly SENTINEL software, which includes modules that we refer to as Automatic Threat Identification and Ray Trace Biopsy, enables SENTINEL to automatically identify materials and substances hidden inside a scanned bag or parcel, by measuring X-ray attenuation data and calculating Zeff number and mass densities by volumetric element and then comparing these calculated values to values of known materials. Potential threat materials are then highlighted on the operator’s screen and flagged for further action by a screener. ATI and RTB data can be provided to the operator or alternatively directed to remote auxiliary viewing or centralized monitoring stations.

SENTINEL successfully completed TSA’s Tier 2 Explosive Detection Standard testing in March 2018. Our application for APSS 6.2 certification is in advanced stages. We were invited by ECAC to submit SENTINEL for ECAC certification, and we expect to commence EDSCB certification testing and receive certification. We have applied for certification of our SENTINEL CT scanner for placement on TSA’s Air Cargo Screening Technology List as a small bore air cargo visual inspection system for inspecting small parcels and packages, and expect to receive such certification. We are also designing and developing a large bore fixed gantry CT scanner for air cargo screening of break-bulk cargo and larger packages and parcels.

Components of Results of Operations

We have not been profitable since inception, and as of December 31, 2024, our accumulated deficit was $(184.4) million and as of December 31, 2023, our accumulated deficit was $(159.2) million. Since inception, we have financed our operations primarily through different forms of debt, primarily promissory notes.

Operating expenses primarily include general and administrative, which includes payroll, and research and development expense. As of December 31, 2024 and December 31, 2023, the largest component of our operating expenses is general and administrative which has decreased meaningfully in the last twelve months resulting primarily from expenses related to capital markets activities for the business combination.

During the twelve months ended December 31, 2024 and 2023, operating expenses were $9.0 million and $9.6 million, respectively, a decrease of 4% during the period.

	Twelve Months Ended
	December 31,
	2024	2023
Operating expenses:
General and administrative expenses	$5,579,218	$6,283,770
Research and development expenses	3,400,021	3,285,925
Depreciation and amortization	32,564	36,634
Total operating expenses	$9,011,803	$9,559,329

Research and Development Expense

Research and development expenses consist primarily of engineering and regulatory activities.

We expense R&D costs as incurred. We recognize expenses for certain development activities, such as software and hardware development and manufacturing, based on an evaluation of the progress to completion of specific tasks using data or other information provided to us by our vendors. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of expenses incurred. Nonrefundable advance payments for goods or services to be received in the future for use in R&D activities are recorded as prepaid expenses. These amounts are recognized as an expense as the goods are delivered or the related services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered. R&D activities account for a significant portion of our operating expenses. We expect our R&D expenses to increase significantly in future periods as we continue to implement our business strategy, which includes advancing our business plan, expanding our R&D efforts, including hiring additional personnel to support our R&D efforts, and seeking regulatory approvals.

General and Administrative Expense

General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources and administrative personnel, as well as the costs of information technology, professional services, insurance, travel, and other administrative expenses. We expect to invest in our corporate organization and incur additional expenses associated with transitioning to, and operating as, a public company, including increased legal, audit, tax and accounting costs, investor relations costs, higher insurance premiums and compliance costs. As a result, we expect that general and administrative expenses will increase in absolute dollars in future periods. General and administrative expenses consist primarily of personnel-related expenses for our finance, legal, human resources and administrative personnel, as well as the costs of information technology, professional services, insurance, travel, and other administrative expenses.

We expect to invest in our corporate organization and incur additional expenses associated with transitioning to, and operating as, a public company, including increased legal, audit, tax and accounting costs, investor relations costs, higher insurance premiums and compliance costs. As a result, we expect that general and administrative expenses will increase in absolute dollars in future periods.

Interest Expense

Interest expense consists of accrued and unpaid interest, including default interest, due on the Company’s outstanding promissory notes. Interest expense consists of accrued and unpaid interest, including default interest, due on the Company’s outstanding promissory notes.

Results of Operations

The results of operations presented below should be reviewed in conjunction with ScanTech’s audited financial statements for the years ended December 31, 2024 and 2023, and other information included elsewhere in this filing.

The following table sets forth our statement of operations for the years ended December 31, 2024 and 2023 and the change between the two periods.

For the years ended December 31, 2024 and 2023, our net loss was $(23.0) million and $(35.4) million, respectively. Our net losses during the respective periods all widened primarily resulting from an increase in all of our key operating expense line items. Our general and administrative expenses increased year over year primarily resulting from an increase in expenses related to the business combination, as well as additional costs associated with parts and labor associated with our Visiontec order. Changes in interest expense (increases year over year due to more debt and interest) and fair value changes in our warrant and derivative liabilities also impacted year over year results.

	Twelve Months Ended
	December 31,
	2024	2023
Other income (expense):
Interest expense	$(12,364,656)	$(10,251,094)
Change in fair value of derivative liabilities	(7,404,768)	649,244
Change in fair value of warrant liabilities	5,783,073	(16,371,612)
Other	(161,712)	—
Total other income (expense):	$(14,148,063)	$(25,973,462)

General and Administrative Expense

During the years ended December 31, 2024 and 2023, general and administrative costs were $5.5 million and $6.2 million, respectively, a year over year decrease of 11% during the period. The decrease during these periods was primarily due to an decrease in expenses attributable to transaction related expenses in the form of professional services related to the business combination as well as expenses related to the Company’s production and delivery of units under its Visiontec order.

Research and Development Expense

During the years ended December 31, 2024 and 2023, research and development expenses were $3.4 million and $3.2 million, respectively, a 5% increase during the period.

The increase in research and development expense was attributable primarily to an continued and ongoing increase in investment in the Company’s artificial intelligence software and continued investment in its proprietary algorithms with the anticipation of filing additional patents in the future.

Depreciation and Amortization

Depreciation and amortization was $0.03 million for the years ended December 31, 2024 and 2023, which was not a meaningful change compared to the year ended December 31, 2023.

Interest Expense

During the years ended December 31, 2024 and 2023, interest expense was $12.4 million and $10.3 million, an increase of 20% during the period.

Interest expense during the periods includes all interest and any penalties — including default interest — accrued on our outstanding promissory notes. Some of our promissory notes that are in default are accruing default interest, which we characterize here as “penalties.” Interest expense in the relevant periods also increased resulting from an increase in the balance of our outstanding principal indebtedness particularly from Seaport during the periods.

Other Expense

Other expense during the years ended December 31, 2024 and 2023 was $14.1 million and $26.0 million, respectively, an decrease of 46%. During the period, warrant and derivative liabilities decreased 110%, the primary driver of the increase in other expense.

Cash Flows

The following table shows ScanTech’s cash flows provided by (used in) operating activities, investing activities and financing activities for the stated periods (dollars in millions):

	For the	For the
	year ended	year ended
	December 31,	December 31,
	2024	2023	Variance
Operating activities	$(6.6)	$(5.4)	(22)%
Investing activities	(0.02)	(0.05)	(60)%
Financing activities	6.3	5.7	10%

Operating Activities

For the years ended December 31, 2024 and 2023 net cash used in operations was $(6.6) and $(5.4) million changed by $1.2 million, respectively. The increase was primarily due to a $56.0 million decrease in net income, offset by an $53 million change in fair value of the Company’s outstanding warrants and derivatives, and a $1.5 million increase in increase interest payable to both related and unrelated parties.

Investing Activities

No meaningful cash was used or generated during the years ended December 31, 2024 and 2023.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $6.3 million compared to $5.7 million for the year ended December 31, 2023, an increase of $0.6 million due primarily to an increase in proceeds from new loans.

Trend Information

Other than as disclosed elsewhere in this Annual Report on Form 10-K, we are not aware of any trends, uncertainties, demands, commitments or events that are reasonably likely to have a material effect on our revenues, net income, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the issuance of debt. Since our inception, we have incurred significant operating losses and negative cash flows. As of December 31, 2024 and December 31, 2023, we had an accumulated deficit of $(184.5) million and $(159.2) million, respectively. As of December 31, 2024 and December 31, 2023, the Company’s liabilities were significantly greater than its assets.

We may not receive sufficient proceeds from the Business Combination to fund our operating expenses until at least 12 months after the date of our audited financial statements included in this filing. As a result of the foregoing, management has determined that there is substantial doubt about our ability to continue as a going concern.

We expect to incur significant expenses in connection with our ongoing activities as we continue to implement our business strategy. We will need additional funding in connection with these activities. Our future funding requirements, both short-term and long-term, will depend on many factors, including the level of sales, the expansion of our sales and marketing activities, the timing and extent of our spending to support our research and development efforts, investments in infrastructure, operating costs, expansion into other markets, and the costs of operating as a public company (including hiring additional personnel as well as increased director and officer insurance premiums, audit and legal fees, investor relations fees and expenses related to compliance with public company reporting requirements under the Exchange Act and rules implemented by the SEC and Nasdaq).

For the foreseeable future, we expect to continue financing our operations through the sale of equity, debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Adequate capital may not be available to us when needed or on acceptable terms. We do not currently have any committed external source of funds beyond the Business Combination. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures. Debt financing would also result in fixed payment obligations. If we are unable to raise additional funds through equity or debt financings or other arrangements when needed, we may be required to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See the section entitled “Risk Factors” for additional risks associated with our substantial capital requirements.

ScanTech’s operating losses raise substantial doubt about our ability to continue as a going concern for one year from the date the financial statements are issued or available to be issued. As of December 31, 2024 and December 31, 2023, our cash balance was $0.02 million and $0.3 million, respectively. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the years ended December 31, 2024 and 2023 with respect to this uncertainty.

Prior to the Business Combination, ScanTech financed operations primarily through cash generated from debt offerings and equity raises. ScanTech’s primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures. ScanTech’s principal long-term working capital uses primarily include research and development expenses and operational payroll.

In connection with the consummation of the Business Combination, certain current debt holders of ScanTech agreed to convert their existing indebtedness into equity and to cancel any outstanding warrants. Specifically, Polar received 1,187,500 shares of Common Stock upon the conversion of its Series P Membership Units. Steele Interests SIBS LLC received 200,000 shares of Common Stock pursuant to a supplemental agreement entered into as of January 31, 2025. Aegus Corp. received 234,380 shares of Common Stock pursuant to BCA Amendment No. 4, 70,000 shares under a settlement agreement and mutual release dated October 14, 2024, and 23,000 shares under a letter agreement dated February 7, 2025. MG Partners, LLC received 75,000 shares of Common Stock under a settlement agreement and mutual release dated October 14, 2024. St. James Bank & Trust Co. Ltd. received 316,616 shares of Common Stock in accordance with the NACS/ScanTech refinance and repayment summary of non-binding terms dated February 7, 2025. Bay Point Capital Partners LP received 200,000 shares, Catalytic Holdings I LLC received 100,000 shares, and Seaport received 100,000 shares, each pursuant to supplemental agreements dated January 2, 2025. In addition, the Company registered 1,149,230 shares of Common Stock to Seaport Group SIBS LLC pursuant to BCA Amendment No. 4 and in connection with the promissory bridge note dated March 27, 2024; 1,000,000 shares in connection with the senior unsecured promissory note dated November 14, 2024; and 100,000 shares to Seaport pursuant to the supplemental agreement dated January 2, 2025.

Following the complete restructuring of the Company’s balance sheet, recapitalizing outstanding indebtedness and converting it into equity as described above, our liquidity needs will depend on both the performance of our business and our ability to obtain additional financing. If we do not generate sufficient proceeds from operations or financing activities to execute our business plan or if our business underperforms relative to expectations, we may need to seek additional funding or implement other measures to enhance our liquidity position. See “Risk Factors — ScanTech may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.”

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, over the past three fiscal years, as of December 31, 2024 and for the fiscal year ending December 31, 2023.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Loss Contingencies

We are subject to claims, lawsuits, regulatory and government inquiries and investigations, other proceedings, and consent orders involving competition, intellectual property, data privacy and security, tax and related compliance, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, consumer protection, and other matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages.

We evaluate, on a regular basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments and changes to our disclosures. Significant judgment is required to determine both the likelihood and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material.

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

Level 1 Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2 Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Assets and liabilities measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company reviews the fair value hierarchy classification on an as needed basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy in the appropriate period in which the actual event or change in circumstances that caused the transfer to occur.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 16 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, consisting of Dolan Falconer, President and Chief Executive Officer (Principal Executive Officer) and James C. White (Principal Financial and Accounting Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Dolan Falconer, President and Chief Executive Officer (Principal Executive Officer) and James C. White (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, primarily due to the lack of separation of duties due to a small staff, our senior management concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2024, management consisted of Dolan Falconer, President and Chief Executive Officer (Principal Executive Officer) and James C. White, Chief Financial Officer (Principal Financial and Accounting Officer). Current management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013 and SEC guidance on conducting such assessments. Based on that evaluation, we believe that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements for the years ended December 31, 2024, and 2023, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, we concluded that during the years ended December 31, 2024, and 2023, our disclosure controls and procedures were not effective due to the following material weakness identified: (1) a material weakness in our internal controls over financial reporting related to valuation of matters associated with accounting for warrants, derivatives and unit-based compensation awards, particularly our process for developing the estimates, our application of the appropriate methodologies utilized, and our evaluation of the completeness and accuracy of the underlying data utilized in deriving the estimates; (2) a material weakness in the complete identification and accounting interpretation of the complex terms in various contractual arrangements entered into, including those related to debt and equity arrangements, revenue arrangements with our customer, consulting and vendor arrangements for services provided and legal judgments; (3) a material weakness around the lack of appropriate approvals around related party transactions; (4) a material weakness related to the financial reporting close process, including the preparation and review of technical accounting interpretations and the recording of such balances, account reconciliations including inventory, and journal entries, and; 5) a material weakness related to the IT environment including controls over cybersecurity, logical, network, and physical security, data backup and recovery, change management and vendor management, including review of SOC1 Type 2 reports and the consideration of the reports’ recommended end-user control considerations.

While we expect to implement, measures that we believe will address this control weakness, we continue to develop our internal controls, processes and reporting systems by, among other things, hiring qualified personnel with expertise to perform specific functions, and designing and implementing improved processes and internal controls, including ongoing senior management review and audit committee oversight. We plan to remediate the identified material weaknesses by hiring financial consultants and expect to hire additional accounting staff to complete the remediation. We expect to incur additional costs to remediate this weakness, primarily personnel costs and external consulting fees. We may not be successful in implementing these systems or in developing other internal controls, which may undermine our ability to provide accurate, timely and reliable reports on our financial and operating results. Further, we will not be able to fully assess whether the steps we are taking will remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. In addition, if we identify additional material weaknesses in our internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated.

Our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during any period in accordance with the provisions of the Sarbanes-OxleyAct. Had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional control deficiencies amounting to material weaknesses might have been identified. If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business. We will not expect to be subject to the requirements of Section 404 of the Sarbanes-Oxley Act until after the effectiveness of the merger.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The business and affairs of ScanTech are managed by or under the direction of the ScanTech Board. The following table sets forth the name, age and position of each of the directors and executive officers of ScanTech as of the date of this report:

Name	Age	Position
Executive Officers
Dolan Falconer	67	President & Chief Executive Officer
James C. White, Jr.	48	Chief Financial Officer
Marion “Rocky” Starns	74	Executive Vice President & Chief Operating Officer
Dr. Christopher Green	45	Vice President & Chief Technology Officer
Dr. Alfred Forbes IV	47	Vice President & Chief Science Officer
Board of Directors
Karl Brenza	59	Director and Chairman of the Board
Dolan Falconer	67	Director
James Jenkins (2)(3)	60	Independent Director
Keisha Bottoms (2)(3)	54	Independent Director
Bradley Buswell (1)(2)	61	Independent Director
Thomas McMillen (1)(3)	72	Independent Director
Michael McGarrity (1)	56	Independent Director

(1)	Member of nominating and corporate governance committee.
(2)	Member of compensation committee.
(3)	Member of audit committee.

Information regarding the executive officers and directors is set forth below:

Executive Officers

Dolan Falconer serves as President and Chief Executive Officer of ScanTech. Mr. Falconer has over thirty years of extensive experience managing advanced technological development programs for private corporations and the federal government. Mr. Falconer has been the President & CEO of the ScanTech Identification Beam Systems, LLC since 2011, where he manages day-to-day operations of the company its development and commercialization of advanced X-ray inspection systems for homeland security applications. He is also founder and CEO of ScanTech Holdings, LLC and was a key member of the management and technical team that developed the core electron beam technology that is the cornerstone of the company. He also serves as Chairman of Reveam, a private company developing electronic beam systems for applications in food treatment. Other key roles and positions have included being founder and Executive Vice President of Parallax, Inc., a Division Manager for United Energy Services and Regulatory Compliance Specialist with Nuclear Energy Consultants; a Reactor Engineer and Resident Inspector with the U.S. Nuclear Regulatory Commission and a Graduate Research Fellow in Nuclear Sciences for the E.I. DuPont De Nemours Company. Mr. Falconer is an alumnus of the Georgia Institute of Technology, with a B.S. in Nuclear Engineering and an M.S. in Nuclear Engineering. Mr. Falconer’s qualifications to serve on Pubco’s Board of Directors include his extensive experience as President and CEO of ScanTech and his knowledge and leadership relating to scanning technology.

James C. White, Jr. has served as the Chief Financial Officer of ScanTech since November 2024. From January 2023 to November 2024, he was interim Chief Financial Officer of Cityscape Ventures, LLC, a construction development company, where he oversaw the preparation of annual budgets and financial statement preparation. From 2015 to 2024, he was the managing partner of Banks, Finley, White & Co., where he oversaw the firm’s quality control initiatives as well as led the firm’s financial statement and audit advisory practice. From 1999 to 2015, he was a Senior Manager in the Assurance Practice at Ernst & Young LLP. In this role, he managed audits for multinational publicly traded corporations including SEC reporting, compliance, Sarbanes-Oxley and PCAOB reporting requirements. From 2023 to 2024, he was the Chair of the Alabama Society of CPAs. He has Bachelor’s Degree in Accounting University of Maryland, College Park.

Marion “Rocky” Starns serves as Executive Vice President and Chief Operating Officer of ScanTech. Mr. Starns has over thirty years of leadership and entrepreneurial experience in manufacturing and engineering in two Fortune 50 corporations and several privately held entrepreneurial companies. Mr. Starns is the Executive Vice President & Chief Technology Officer of ScanTech Identification Beam Systems, LLC. An Alfred P. Sloan Fellow of Stanford University’s Graduate School of Business, Rocky has served in leadership positions including CEO of Tano Automation, CEO of Renishaw, Inc. and General Manager with The Square D Company. Since June 1, 2011, Mr. Starns has served as the Chief Technology Officer of ScanTech Identification Beam Systems, LLC, where he oversees a staff of full-time and consulting engineers, physicists, scientists, programmers and technicians involved in the design, manufacturing, testing and operation of advanced X-ray inspection systems for homeland security applications. Mr. Starns received a B.S. Electrical Engineering from the University of Texas and a M.S. Management from Stanford University.

Dr. Christopher Green is Vice President and Chief Technology Officer of ScanTech. Dr. Green has over fifteen years of experience and an extensive background in computer-aided engineering design and laboratory experimentation. After receiving his Ph.D. in Mechanical Engineering from Georgia Institute of Technology, Dr. Green joined ScanTech as a Senior Program Engineer where he provided technical and programmatic leadership in the design, fabrication, and development of low energy next generation checkpoint scanners. As ScanTech’s lead algorithm developer, Dr. Green has played a key role in the development and optimization of ScanTech’s proprietary algorithms associated with threat detection in checkpoint baggage scanners. Since June 1, 2016, Dr. Green has held the position of Vice President - Engineering for ScanTech Identification Beam Systems, LLC. Dr. Green received a B.S. Mathematics from Morehouse College and a B.S. in Mechanical Engineering, a M.S. Mechanical Engineering and a PhD in Mechanical Engineering from the Georgia Institute of Technology).

Dr. Alfred Forbes is Vice President and Chief Science Officer of ScanTech. Dr. Forbes began his career as a head research scientist for various experimental analyses that systematically addressed the fundamental studies of the hydrothermal technique (i.e. spontaneous nucleation, solubility and transport growth) of advanced photonic crystals. As a lead quality control chemist with the Coca-Cola Bottling Company, he was responsible for executing qualitative and quantitative quality control analysis throughout the entire production process and administered maintenance and calibration on all laboratory equipment. Hire as a lead scientist for ScanTech Identification Beam Systems, LLC, Dr. Forbes led several research programs involving low and high-energy X-rays for security applications for airport, border and port security focusing on cutting edge scintillation crystal selection and detector design and the development of advanced imaging algorithms for baggage or cargo. Since June 1, 2016, Dr. Forbes has held the position of Vice President - Science & Technology for ScanTech Identification Beam Systems, LLC. Dr. Forbes received a B.S. in Chemistry from Wofford College and a Ph.D in Chemistry from Clemson University.

Directors

In addition to Dolan Falconer, who will be a Class III Director of ScanTech, the members of the Board of Directors will be as follows:

Karl Brenza is a Class III Director of ScanTech and serves as its Chairman of the Board. Mr. Brenza has served as Chief Executive Officer, Chief Financial Officer and director of Mars since shortly after the inception of the Company. He is a citizen of the United States and is based in New York, New York. Mr. Brenza has over 25 years of investment banking and financial advisory experience as well as significant operational and technology experience as a corporate executive. He has extensive blank-check/SPAC experience and completed some of the earliest blank-check/SPAC transactions. During his career, Mr. Brenza has completed a vast array of transactions in the areas of strategic advisory assignments, mergers, acquisitions, reverse merger transactions, IPOs, follow-on offerings, SPACs, PIPEs, fairness opinions and private financings of debt and equity. Mr. Brenza is currently serving as Senior Managing Director, Head of Capital Growth Advisory Group at Maxim Group, LLC and CFO of Omni ECom Acquisition Corp. Previously, Mr. Brenza served as CFO of First Breach, Inc, an ammunition components company from November 2021 to September 2022. In addition, from August 2018 to November 2021, he was Senior Managing Director, Investment Banking for Paulson Investment Company. From August 2018 to December 2019, he also served as the Head of US Operations for Jerash Holdings US, a Nasdaq-listed manufacturer of outdoor and action garments and sportswear. From 2008 to 2018, Mr. Brenza was Senior Managing Director and Head of the Capital Growth Advisory Group at Maxim Group, LLC. Mr. Brenza received an MBA with honors from Columbia Business School, a BS in Electrical Engineering from the University of Pennsylvania and has been a guest lecturer at the NYU Stern Graduate School of Business.

James Jenkins. James Jenkins has served as an independent director since shortly after the inception of the Company. He is a citizen of the United States and is based in Rochester, New York. Mr. Jenkins is the Chief Executive Officer, Chairman and President of Lakeland Industries, Inc. and has served as a member of the Board since 2016. Mr. Jenkins previously served on Lakeland’s Board from 2012 to 2015 and was a member of Mars’ Audit and Corporate Governance Committees. Mr. Jenkins was the General Counsel and Vice President of Corporate Development until June 1, 2024 for Transcat, Inc. (Nasdaq: TRNS), a provider of calibration, repair, inspection and laboratory services, where he served as Transcat’s chief risk officer and advised management and the board of directors over matters of corporate governance and securities law. He also led Transcat’s acquisition strategy. He joined Transcat in September 2020. Prior to joining Transcat, he was a partner at Harter Secrest & Emery LLP, a regional law firm located in New York State. His practice focused in the areas of corporate governance, and general corporate law matters, including initial and secondary public offerings, private placements, mergers and acquisitions, and securities law compliance. Mr. Jenkins joined the firm in 1989 as an associate and was elected a partner effective January 1, 1997. He is a Chambers rated attorney and served as the Chair of the firm’s Securities Practice Group from 2001 to 2020 and as a member of the firm’s Management Committee from January 2007 to January 2013. From 2018 until September 2020, he served as the Partner in Charge of the firm’s New York City office. Mr. Jenkins holds a BA from Virginia Military Institute and a J.D. from West Virginia University College of Law.

Keisha Bottoms. Keisha Bottoms is an exceptional visionary and transformational leader, focused on driving business and government toward deeper and more equitable outcomes. Her deep business acumen, centered around results and metrics, was instrumental in successfully leading Atlanta. In a strong Mayor form of government, Keisha led an almost $2B enterprise with close to 10K employees, delivering services and fostering well-being for the over 600K residents and numerous Fortune 500 and small businesses that call Atlanta home. Keisha has also served as Senior Advisor to President Joe Biden, leading strategy and engagement on the President’s key initiatives. She serves as a member of the President’s Export Council, joining CEOs, labor leaders, and others on the principal national advisory committee on international trade. Additionally, she is a member of the Advisory Boards of Coinbase, JP Morgan Chase Advancing Black Pathways, and the University of Chicago Institute of Politics. Her steadfast leadership and equity-focused philosophy have led to numerous accolades and leadership positions, including having served as the Chair of the Community Development and Housing Committee and the Census Task Force for the United States Conference of Mayors and as a Trustee for the African American Mayors Association. Keisha was also selected to Chair the Platform Committee for the 2020 Democratic National Convention and served as the DNC’s Vice Chair of Civic Engagement and Voter Protection. Keisha is the only Mayor in Atlanta’s history to have served in all three branches of government, having served as a Judge and a City Councilmember. Tracing her family’s roots to a slave plantation in Georgia, it was Keisha’s highest honor to be named the 2020 Georgian of the Year by Georgia Trend Magazine. She also was named one of Glamour Magazine’s Women of the Year and was named a member of Ebony Magazine’s prestigious Power 100 List. She has also been honored as a BET 100 Entertainer and Innovator of the Year and was named the Smart Cities Dive’s 2020 Leader of the Year. Keisha was also the recipient of the Distinguished Civil Rights Advocate Award presented by the Lawyers’ Committee for Civil Rights Under the Law.

Bradley Buswell. Bradley “Brad” Buswell has extensive experience in leading businesses and US government agencies. He brings experience in advising defense and security companies about business leadership and management, government contracting as well as strategic planning and execution. Well-known as a “customer first” leader and trustworthy business partner, Mr. Buswell is currently self-employed and advising companies and organizations in need of strong leadership and management experience. From April 2021 to December 2023, Mr. Buswell was Senior Vice President at Leidos, a Fortune 500® innovation company Headquartered in Reston, Virginia, with over 47,000 employees and over $14 billion in annual revenue. In this role, Mr. Buswell led Leidos’ security technology business addressing the world’s most vexing challenges in national security. From September 2013 to July 2015, Mr. Buswell was president of the North Americas division of Rapiscan Systems, a world leader in state-of-the-art security screening products, services and solutions. He also led the launch of the Real Time Tomography product line, ensuring US government certification of the technology for aviation screening and securing the first competitive contracts for installation in European airports. Prior to joining Rapiscan, Mr. Buswell was president and chief executive of Morpho Detection (previously General Electric Homeland Protection prior to being acquired by Safran, a French aerospace and defense company) from July 2010 to July 2013. He developed and implemented a growth-targeted strategy for Morpho Detection, translating global security needs into a market leading products and services portfolio through internal investment and strategic acquisitions. He joined Morpho Detection from his previous role at the United States Department of Homeland Security as Deputy Under Secretary for Science and Technology where he led a 1200 staff in the development of technologies in support of DHS operating components including the Transportation Security Administration, Customs & Border Protection, the US Secret Service and the Federal Emergency Management Agency, as well as state and local first responders. Following that role, he served as the acting Undersecretary during the first year of the Obama administration. Mr. Buswell’s previous experience includes Government Relations Manager for General Electric’s Global Research Center, and over 20 years as a submarine officer in the US Navy where he served in a variety of assignments at sea and ashore including Congressional

Liaison for Navy R&D programs at the Navy Office of Legislative Affairs and Chief of Staff at the Office of Naval Research. Mr, Buswell graduated from the US Naval Academy with a Bachelor of Science in Systems Engineering, and the George Washington University with a Master of Business Administration.

Thomas McMillen. Thomas McMillen serves as the President and Chief Executive Officer of the LEAD1 Association (formerly the DIA Athletic Directors Association) which he joined in October 2015. He previously served as Timios National Corporation’s (formerly Homeland Security Capital Corporation) Chief Executive Officer and Chairman of the Board from August 2005 and as its President from July 2011 to February 2014. Mr. McMillen has been a member of the board of directors of Nexstar Media Group, Inc. (Nasdaq: NXST), a diversified media company that produces and distributes engaging local and national news, sports and entertainment content across its television and digital platforms, since July 2014. Mr. McMillen has also served as a member of the board of directors of Castellum, Inc. (NYSE: CTM), a technology company focused on leveraging the power of information technology, since October 2022. From 1987 through 1993, Mr. McMillen served three consecutive terms in the U.S. House of Representatives representing the 4th Congressional District of Maryland. Mr. McMillen received a BS degree in Chemistry from the University of Maryland and BA and BS degrees from Oxford University as a Rhodes Scholar in Policy, Philosophy and Economics. Mr. McMillen’s qualifications to serve on the Company’s Board of Directors include his long-tenured political and business experience and leadership. During his career, he has been an active investor, principal and board member in companies in a range of industries including broadcasting, cellular, environmental technology, real estate and insurance industries, among others.

Michael McGarrity. Michael McGarrity is a member of ScanTech Identification Beam Systems, LLC Board of Directors and is a recognized leader in global security with extensive private and public sector experience. Mr. McGarrity is Vice President Global Security for Capital One where he leads a skilled Capital One team to detect and mitigate risks across a global footprint. With 28 years of public service, the last 23 years with the FBI, Mr. McGarrity has led teams at all levels to protect the American people. Mike brings strong operational experience most recently serving as the Assistant Director of Counterterrorism with daily oversight of all counterterrorism operations in the FBI’s 56 field offices and almost 80 overseas offices. Mr. McGarrity was continuously recognized for his strategic vision and performance and promoted into the FBI’s most challenging and critical positions including serving as the squad supervisor of the FBI’s extraterritorial squad, first Director of the USG’s Hostage Recovery Fusion Cell, Special Agent in Charge of the Criminal Division of the New York Field Office, and Assistant Director of Counterterrorism, the FBI’s priority mission. Mr. McGarrity served at the CIA and on the White House National Security Council as Director of Counterterrorism and has met regularly with congressional leaders, senior White House national security leaders, foreign law enforcement leaders, and cabinet officials. Mr. McGarrity is the recipient of the Distinguished Presidential Rank Award, Department of Justice Victim Assistance Award, Organized Crime and Drug Enforcement National Anniversary Award, and the Catholic University School of Law Alumni Award for Leadership and Academic Excellence. Previously, as Vice President of Global Risk Services for Global Guardian LLC, an international security firm that provides Fortune 500 businesses with integrated security, cyber, medical, and emergency response services, Mr. McGarrity worked with numerous clients to provide strategic guidance to protect their people, infrastructure, and communications. He supported clients with global travel security, cybersecurity, threat management, crisis management, and emergency response matters to protect their workforce and assets. A New Jersey native, Mr. McGarrity holds his undergraduate and law degree magna cum laude from the Catholic University of America and executive certificates form Harvard’s Kennedy School of Government, University of Virginia Darden School of Business, and Northwestern University. He is a current member of the International Association Chiefs of Police (IACP) Committee on Terrorism and past board member of the Five Eyes Leadership in Counterterrorism (LinCT) program.

Board Composition

Effective from the consummation of the Business Combination, it is expected that the ScanTech Board will consist of not more than seven (7) directors and will be a classified Board with three classes of directors, with each initial Class I director having a term that expires at ScanTech’s first annual meeting of stockholders after the Closing, each initial Class II director having a term that expires at ScanTech’s second annual meeting of stockholders after the Closing and each initial Class III director having a term that expires at ScanTech’s third annual meeting of stockholders after the Closing, or when such directors’ successors have been duly elected and qualified, or upon such directors’ earlier death, resignation, retirement or removal. All directors elected at annual meetings of stockholders following the effectiveness of the Proposed Charter will not be classified and instead will be elected for terms expiring at the next annual meeting of stockholders or until the election and qualification of their respective successors in office, subject to their earlier death, resignation or removal.

When considering whether directors and director nominees have the experience, qualifications, attributes and skills, taken as a whole, to enable the ScanTech Board to satisfy its oversight responsibilities effectively in light of its business and structure, the ScanTech Board expects to focus primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth above in order to provide an appropriate mix of experience and skills relevant to the size and nature of its business.

Director Independence

As a result of the Pubco Common Stock being listed on Nasdaq following consummation of the Business Combination, Pubco will be required to comply with the applicable rules of such exchange in determining whether a director is independent. Prior to the completion of the Business Combination, the Pubco Board undertook a review of the independence of the individuals named above and have determined that each of the four independent directors qualifies as “independent” as defined under the applicable Nasdaq rules, and the Pubco Board will consist of a majority of “independent directors,” as defined under the rules of the SEC and Nasdaq relating to director independence requirements. In addition, Pubco will be subject to the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee, as discussed below.

Item 11. Executive Compensation.

ScanTech is an emerging growth company as such term is defined under the Securities Exchange Act. This section discusses the material elements of compensation awarded to, earned by or paid to ScanTech’s principal executive officer and other executive officers (other than our principal executive officer). We have also included the material elements of compensation awarded to, earned by or paid to other officers of ScanTech who may be named executive officers of the Business Combination. Together, these officers are referred to as “named executive officers” or “NEOs.”

Other than as set forth in the table and described more fully below, during the fiscal year ended December 31, 2024, ScanTech did not pay any fees to, make any equity awards or non-equity awards to, or pay any other compensation to the named executive officers. The compensation reported in this summary compensation table below is not necessarily indicative of how we will compensate our named executive officers in the future. In connection with the Business Combination, each of our NEOs will enter into a new employment agreement with the Combined Company, which agreements will provide for increased base salaries and target annual bonus opportunities. We expect that Pubco’s Board of Directors will review, evaluate and modify Pubco’s compensation framework as a result of becoming a publicly-traded company, and its compensation program following the consummation of the Business Combination could vary significantly from ScanTech’s historical practices.

ScanTech Officers Employment Agreements

On June 1, 2018, ScanTech entered into a consulting agreement with Mr. Falconer (the “Falconer Agreement”), pursuant to which Mr. Falconer serves as ScanTech’s Chief Executive Officer. Pursuant to the agreement, Mr. Falconer is entitled to an annual base salary of $324,140. In August 2020, Mr. Falconer voluntarily reduced his base salary to $295,000. If Mr. Falconer’s engagement is terminated by ScanTech without Cause or by Mr. Falconer for Good Reason (each as defined in the Falconer Agreement), he is entitled to one year’s consulting fee.

On June 1, 2011, ScanTech entered into an employment agreement with Mr. Maron ‘Rocky’ Starns (the “Starns Agreement”), pursuant to which Mr. Starns serves as ScanTech’s Chief Technology Officer. Pursuant to the agreement, Mr. Starns is entitled to an annual base salary of $380,000 per annum. In August 2020, Mr. Starns voluntarily reduced his base salary to $295,000. If Mr. Starns’ employment is terminated by ScanTech without Cause (as defined in the Starns Agreement), he is entitled to six months’ base salary.

On June 1, 2014, ScanTech entered into an employment agreement with Dr. Christopher Green (the “Green Agreement”) to serve as ScanTech’s Director of Engineering. Dr. Green was subsequently promoted to Vice President of Engineering. Pursuant to the agreement, Dr. Green is entitled to an annual base salary of $178,700, which has been subsequently increased to $267,000. If Dr. Green’s employment is terminated by ScanTech without Cause or by Dr. Green for Good Reason (each as defined in the Green Agreement), he is entitled to one year’s base salary.

Pursuant to their respective agreements, each of the foregoing officers is eligible to participate in a number of ScanTech-sponsored benefit plans, programs and arrangements.

ScanTech Officers Compensation

					Equity	All Other
		Salary		Bonus	Award	Compensation	Total
Name and Principal Position	Year	($)		($)	($)	($)(1)	($)
Dolan Falconer	2024	379,515		—	—	3,193	382,708
Chief Executive Officer	2023	370,491	(3)	—	101,787	3,193	475,471
	2022	375,364	(2)	—	184	2,859	378,407
Marion “Rocky” Starns	2024	295,000		—	—	15,145	310,145
Chief Technology Officer	2023	295,000		—	—	15,145	310,145
	2022	295,000		—	—	2,859	297,859
Dr. Christopher Green	2024	267,000		—	—	—	267,000
Vice President, Engineering	2023	267,000		—	—	—	267,000
	2022	267,000		—	—	—	267,000

(1)	Represents premiums paid for life insurance policies.
(2)	Includes $80,364 of fees accrued for deferred compensation and back pay in 2022.
(3)	Includes $75,491 of fees accrued for deferred compensation and back pay in 2023.
(4)	Includes $113,411 of fees accrued for deferred compensation and back pay in 2024.

Outstanding Equity Awards at Fiscal Year End

The following table provides information about the number of outstanding equity awards in ScanTech held by each of its named executive officers as of December 31, 2024:

	Equity Incentive	Equity Incentive
	Plan Awards:	Plan Awards:
	Number of	Market or Payout
	Unearned Units	Value of Unearned
	That Have	Units That Have
Name	Not Vested	Not Vested
Dolan Falconer	—	—
Chief Executive Officer
Marion “Rocky” Starns	—	—
Chief Technology Officer
Dr. Christopher Green	—	—
Vice President, Engineering

Long Term Equity Compensation Plans

The Plan provides for grants of Series C Units to eligible participants, which units are equivalent to profits interests. The ScanTech Board administers the 2012 Plan and determines the exercise, vesting and expiration period of grants under plan. The aggregate number of Series C Units that may be reserved for awards under the 2012 Plan (the “Reserve”) is equal to 15% of the total number of Series B Units and Series C Units outstanding at any given time. As of September 30, 2023, 100% of Series C Units in the Reserve had been granted.

Health and Welfare Plans

Our NEOs are eligible to participate in the employee benefit plans that we offer to our employees generally, including medical, life and accidental death and dismemberment, and short- and long-term disability benefits.

Non-Employee Director Compensation

The following table sets forth information regarding the compensation earned for service on our Board of Directors by our non-employee directors during the year ended December 31, 2024. The compensation for Mr. Falconer as an executive officer is set forth above under “— Summary Compensation Table.”

Fees Earned
	or Paid	Equity	All Other
	in Cash	Awards	Compensation	Total
Name	($)	($)	($)	($)
John Redmond	—	—	—	—
Benjamin DeCosta	—	—	—	—
Mike McGarrity	—	—	—	—
William Aldridge	—	—	—	—
Ralph Basham	—	—	—	—
Henry Sutherlin	—	—	—	—
Robert Perez	—	—	—	—

Executive Compensation After the Business Combination

Following the consummation of the Business Combination, ScanTech entered into new employment agreements with its named executive officers (NEOs), with terms and compensation amounts that have been approved by the compensation committee and the Company’s board of directors. These agreements reflect the Company’s intention to implement an executive compensation program designed to align compensation with ScanTech’s strategic objectives and the creation of long-term stockholder value, while also enabling the Company to attract, retain, incentivize, and reward key executives. The specific terms of each agreement, including base salary, bonus opportunities, equity grants, and other benefits, are set forth below:

ScanTech AI Officers Compensation

			Equity	All Other
	Salary	Bonus	Award	Compensation	Total
Name and Principal Position	($)	($)	($)	($)	($)
Dolan Falconer	340,000	30,000	800,577	—	1,170,577
Chief Executive Officer

James C. White, Jr.	275,000	42,000	270,000	—	587,000
Chief Financial Officer

Marion “Rocky” Starns	335,000	142,000	400,000	—	877,000
Executive Vice President & Chief Operating Officer

Dr. Christopher Green	305,000	137,000	300,000	—	742,000
Vice President & Chief Technology Officer

Dr. Alfred Forbes IV	305,000	100,000	300,000	—	705,000
Vice President & Chief Science Officer

Non-Employee Director Compensation

			Equity	All Other
	Salary	Bonus	Award	Compensation	Total
Name	($)	($)	($)	($)	($)
Karl Brenza	—	—	800,577	—	800,577
James Jenkins	50,000	—	200,000	—	250.000
Keisha Bottoms	48,500	—	200,000	—	248.500
Bradley Buswell	45,000	—	200,000	—	245.000
Thomas McMillen	47,500	—	200,000	—	247.500
Michael McGarrity	42,500	—	200,000	—	242.500

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of Common Stock following consummation of the Business Combination by:

•	each person known by Pubco to be the beneficial owner of more than 5% of the Common Stock immediately following the consummation of the Business Combination;
•	each of the named executive officers and directors of Pubco; and
•	all of the executive officers and directors of Pubco as a group after the consummation of the Business Combination.

Beneficial ownership is determined in accordance with the rules and regulations of the Commission. A person is a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of the security, or “investment power,” which includes the power to dispose of or to direct the disposition of the security, or has the right to acquire such powers within 60 days. Unless otherwise indicated, Pubco believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

The beneficial ownership set forth below is based on 25,609,510 shares of Pubco Common Stock issued and outstanding as of December 31, 2024:

	Beneficial Ownership
	Common Stock
Name and Address of Beneficial Owner	Shares	% of Class
Executive Officers
Dolan Falconer	280,751	1.10%
James C. White, Jr.	—	—%
Marion “Rocky” Starns	44,236	0.17%
Dr. Christopher Green	38,534	0.15%
Dr. Alfred Forbes IV	38,103	0.15%
Board of Directors	—	—
Karl Brenza	345,000	1.35%
Dolan Falconer	280,751	1.10%
James Jenkins	17,250	0.07%
Keisha Bottoms	—	—
Bradley Buswell	—	—
Thomas McMillen	—	—
Michael McGarrity	5,000	—
All directors and officers	4.10%	4.10%
5% Holders
Seaport Global Asset Management, LLC	8,107,973	31.66%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

ScanTech Related Party Transactions

ScanTech has issued several promissory notes to Azure LLC and NACS LLC, entities controlled by John Redmond, chairman of ScanTech’s board of directors. As of December 31, 2024, approximately $46.5 million of principal and interest was accrued under these notes. A summary of these notes is presented in the table below:

Date	Lender	Principal Amount	Interest Rate	Maturity Date
January 1, 2021	Azure LLC	Up to $10,000,000	12.0% per annum	March 31, 2024
January 1, 2021	Azure LLC	$689,307	12.0% per annum	March 31, 2024
October 25, 2021	Azure LLC	$900,000	14.5% per annum	March 31, 2024
October 25, 2021	Azure LLC	$400,000	14.5% per annum	March 31, 2024
October 1, 2022	Azure LLC	$975,000	14.5% per annum	March 31, 2024
September 12, 2012	NACS LLC	Up to $1,500,000 (as amended)	12.0% per annum (as amended)	December 31, 2018
October 11, 2013	NACS LLC	Up to $15,000,000 (as amended)	12.0% per annum (as amended)	December 31, 2018

The note issued to NACS LLC on October 11, 2013 was amended on June 1, 2016 to provide that outstanding principal and accrued interest under the note may be converted into Series A Units and Series B Units at a price per unit of $1.00 and $0.47, respectively.

On October 25, 2021, in connection with the $900,000 note issued on the same date, ScanTech and NACS, LLC executed a warrant agreement granting NACS, LLC the right to acquire a number of Series B Units equal to 3.0% of the total issued and outstanding Series B Units at a purchase price of $0.01 per unit. On October 25, 2021, in connection with the $400,000 note issued on the same date, ScanTech and NACS, LLC executed a warrant agreement granting NACS, LLC the right to acquire a number of Series B Units equal to 1.333% of the total issued and outstanding Series B Units at a purchase price of $0.01 per unit.

On November 27, 2017, ScanTech issued a $250,000 secured promissory note to DeCosta Consulting, LLC DBP, an entity controlled by Benjamin DeCosta, a member of ScanTech’s board of directors. The note accrues interest at a rate of 15.0% per annum. As of December 31, 2024, approximately $720,000 of principal and accrued interest was outstanding under this note.

On November 1, 2017, ScanTech issued a $100,000 secured promissory note to Henry Sutherlin, a member of ScanTech and its Secretary. The note accrues interest at a rate of 12.0% per annum. As of December 31, 2024, approximately $91,000 of principal and accrued interest was outstanding under this note.

As further discussed in “Information about ScanTech — Intellectual Property,” ScanTech licenses two patents from ScanTech/IBS IP Holdings Company (“IP HoldCo”), an affiliate of ScanTech. Pursuant to a license agreement between ScanTech and IP HoldCo, dated June 1, 2011, ScanTech has a perpetual, royalty free license to these two patents.

On September 20, 2024, certain lenders, including Catalytic and Bay Point agreed to material economic arrangements under the Conversion and Mutual Release Agreement which provides for the debt conversion at the Closing of its existing indebtedness, including principal and accrued interest, into a predetermined number of Pubco Common Stock upon the consummation of the Business Combination. This Agreement also provides for the cancellation of any existing indebtedness, warrants or derivatives held by the investor, upon the consummation of the Business Combination. In the event the Closing of the Company Merger and listing of the Pubco Common Stock on NASDAQ does not occur on or before December 31, 2024, this Agreement is automatically terminated.

On September 25, 2024, Steele and its affiliates agreed to material economic arrangements under the Loan Exchange and Release Agreement which provides for the exchange of its existing warrants into a predetermined number of Pubco Common Stock upon the consummation of the Business Combination. In the event the Closing of the Company Merger and listing of the Pubco Common Stock on NASDAQ does not occur on or before December 31, 2024, this Agreement is automatically terminated.

On September 25, 2024, Steele and Seaport agreed to material economic arrangements under the Credit and Security Agreement that provides for the exchange of its existing indebtedness, including principal and accrued interest, for a senior secured term loan totaling $3,000,000 for 36 months and a senior secured term loan totaling $14,296,909 for 60 months, respectively effective upon the closing of the Business Combination Agreement. All outstanding principal and accrued and unpaid interest is due and payable in full on the Maturity Date. Interest shall accrue at a fixed per annum rate of 9.00%. The aggregate principal amount of the term loan, including any additional advances, plus all other permitted indebtedness, shall not exceed $20,000,000 on the Closing Date without the prior written consent of all of the parties.

On September 22, 2024, the Seed Financing note holders agreed to material economic arrangements under the Creditor Conversion Agreement which provides for the debt conversion at the Closing of its existing indebtedness, including principal and accrued interest, into a predetermined number of shares of Pubco Common Stock upon the consummation of the Business Combination. This Agreement also provides for the cancellation of any existing indebtedness, warrants or derivatives held by the investor, upon the consummation of the Business Combination. In the event the Closing of the Company Merger and listing of the Pubco Common Stock on NASDAQ does not occur on or before December 31, 2024, this Agreement is automatically terminated.

On September 25, 2024, Seaport and Steele also agreed to material economic arrangements under the intercreditor agreement that provides for certain governance and intercreditor relationship agency between Seaport and Steele, both as senior lenders to Pubco, to take effect simultaneous to the consummation of the business combination.

Related Person Transactions Policy Following the Business Combination

Following the consummation of the Business Combination, the Pubco Board is expected to adopt a written related person transaction policy that will set forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “related person transaction” is a transaction, arrangement or relationship in which ScanTech or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

●	any person who is, or at any time during the applicable period was, one of the Company’s executive officers or one of the Company’s directors;
●	any person who is, or at any time during the applicable period was, one of Pubco’s executive officers or one of Pubco’s directors;
●	any person who is known by Pubco to be the beneficial owner of more than 5% of Pubco’s voting shares;
●	any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother- in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of Pubco’s voting shares, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of Pubco’s voting shares; and
●	any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

Pubco also expects to adopt policies and procedures designed to minimize potential conflicts of interest arising from any dealings it may have with its affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to Pubco’s audit committee charter, the audit committee will have the responsibility to review related party transactions.

Item 14. Principal Accountant Fees and Services.

During 2024 and 2023, fees for services provided by UHY were as follows:

	2024	2023
Audit Fees	$513,750	$613,576
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$513,750	$613,576

Audit Fees consist of professional services rendered in connection with the audit of our financial statements, review of our interim financial statements, consents, and review of documents such as registration statements filed with the SEC.

Audit-Related Fees include fees related to assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including attestation services that are not required by statute or regulation.

Tax Fees. include fees billed for tax compliance, tax advice and tax planning services.

There were no other fees billed by UHY for services rendered to us, other than the services described above, in 2024 and 2023.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)Financial Statement Schedules - All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index. Copies of such material can be obtained on the SEC website at www.sec.gov.

Exhibit No.	Description
2.1

Business Combination Agreement dated as of September 5, 2023, by and among Mars Acquisition Corp., ScanTech AI Systems Inc., Mars Merger Sub I Corp., Mars Merger Sub II LLC, ScanTech Identification Beam Systems, LLC, and Dolan Falconer, as Seller Representative.

2.2

Amendment No. 1 to Business Combination Agreement, dated as of December 19, 2023, by and among Mars Acquisition Corp., ScanTech AI Systems Inc., Mars Merger Sub I Corp., Mars Merger Sub II LLC, ScanTech Identification Beam Systems, LLC, and Dolan Falconer, as Seller Representative.

2.3

Amendment No. 2 to Business Combination Agreement, dated as of December 19, 2023, by and among Mars Acquisition Corp., ScanTech AI Systems Inc., Mars Merger Sub I Corp., Mars Merger Sub II LLC, ScanTech Identification Beam Systems, LLC, and Dolan Falconer, as Seller Representative.

2.4

Amendment No. 3 to Business Combination Agreement, dated as of December 19, 2023, by and among Mars Acquisition Corp., ScanTech AI Systems Inc., Mars Merger Sub I Corp., Mars Merger Sub II LLC, ScanTech Identification Beam Systems, LLC, and Dolan Falconer, as Seller Representative.

2.5

Amendment No. 4 to Business Combination Agreement, dated as of December 19, 2023, by and among Mars Acquisition Corp., ScanTech AI Systems Inc., Mars Merger Sub I Corp., Mars Merger Sub II LLC, ScanTech Identification Beam Systems, LLC, and Dolan Falconer, as Seller Representative.

3.1	Amended and Restated Certificate of Incorporation of ScanTech AI Systems Inc.
3.2	Bylaws of ScanTech AI Systems Inc.
4.1	Specimen Unit Certificate of Mars Acquisition Corp.
4.2	Specimen Ordinary Share Certificate of Mars Acquisition Corp.
4.3	Specimen Right Certificate of Mars Acquisition Corp.
4.4	Form of Right Agreement between Continental Stock Transfer & Trust Company and Mars Acquisition Corp.
4.5	Description of Common Stock of ScanTech AI Systems Inc.
10.1	Form of Employment Agreement
10.2	Form of Consulting Agreement
10.3	Form of Director and Officer Indemnification Agreement
10.4	Form of Equity Incentive Plan of ScanTech AI Systems Inc.
10.5	Polar Non-Redemption Agreement, dated as of December 31, 2024.
10.6	Senior Unsecured Promissory Note, dated as of December 31, 2024, between ScanTech AI Systems Inc. and Seaport Group SIBS LLC.
10.7	Senior Secured Credit Facility, dated as of December 31, 2024, between ScanTech AI Systems Inc. and Seaport SIBS LLC.
10.8	Form of Non-Redemption Agreement with public shareholders of Mars Acquisition Corp.
10.9	Promissory Note, dated March 31,2024, between Mars and affiliates of the Sponsor.
10.10	Promissory Note, dated April 30, 2024, between Mars and affiliates of the Sponsor.
10.11	Subscription Agreement entered by and among Polar, Sponsor, and ScanTech dated April 2, 2024.
10.12	Agreement entered by and among Polar, Sponsor, and ScanTech dated May 29, 2024.
10.13	Seventh Amended and Restated Limited Liability Company Agreement of Scantech Identification Beam Systems, LLC.
10.14	Steele Interests SIBS LLC supplemental agreement, entered into as of January 31, 2025.
10.15	Aegus Corp. promissory bridge note, dated May 7, 2024.
10.16	Aegus Corp. settlement agreement and mutual release, dated October 14, 2024.
10.17	Aegus Corp. letter agreement dated February 7, 2025.

10.18	MG Partners, LLC settlement agreement and mutual release, dated October 14, 2024.
10.19	St. James Bank & Trust Co Ltd. and NACS/ScanTech refinance/repayment summary of non-binding term, dated February 7, 2025.
10.20	Bay Point Capital Partners LP supplemental agreement dated January 2, 2025.
10.21	Catalytic Holdings I LLC supplemental agreement dated January 2, 2025.
10.22	Seaport Group SIBS LLC promissory bridge note dated March 27, 2024.
10.23	Seaport Group SIBS LLC senior unsecured promissory note dated November 14, 2024.
10.24	Seaport Group SIBS LLC supplemental agreement dated January 2, 2025.
10.25	Seaport Bridge Loan Amendment, dated March 31, 2025.
14.1	Code of Business Ethics and Conduct.
19.1	Insider Trading Policy.
21.1	List of Subsidiaries.
23.1	Consent of UHY LLP
31.1

Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14(a) under the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2025	ScanTech AI Systems Inc.

	By:	/s/ Dolan Falconer
	Name:	Dolan Falconer
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Dolan Falconer	Chief Executive Officer (Principal Executive Officer) and Director	May 14, 2025
Dolan Falconer

/s/ James White	Chief Financial Officer (Principal Financial and Accounting Officer)	May 14, 2025
James White

/s/ Karl Brenza	Chairman	May 14, 2025
Karl Brenza

/s/ James Jenkins	Independent Director	May 14, 2025
James Jenkins

/s/ Keisha Bottoms	Independent Director	May 14, 2025
Keisha Bottoms

/s/ Bradley Buswell	Independent Director	May 14, 2025
Bradley Buswell

/s/ Thomas McMillen	Independent Director	May 14, 2025
Thomas McMillen

/s/ Michael McGarrity	Independent Director	May 14, 2025
Michael McGarrity

SCANTECH IDENTIFICATION BEAM SYSTEMS, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ScanTech AI Systems Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ScanTech Identification Beam Systems, LLC (the Company) as of December 31, 2024 and 2023, and the related statements of operations, members’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, its business plan is dependent on the completion of future capital raises, and the Company’s cash and working capital as of December 31, 2024 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2023.

New York, New York

May 14, 2025

SCANTECH IDENTIFICATION BEAM SYSTEMS, LLC

BALANCE SHEETS

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash	$22,317	$333,084
Prepaid expenses	164,391	244,030
R&D tax credit receivable	164,761	276,705
Accounts Receivable	287,448	—
Inventory	1,426,140	249,844
Other current assets	—	163,512
Total current asset	2,065,057	1,267,175
Property and equipment, net	51,387	82,038
Other long term assets	36,333	—
Total assets	$2,152,777	$1,349,213
LIABILITIES AND MEMBERS' DEFICIT
Current liabilities:
Accounts payable	$4,733,031	$3,173,677
Accrued expenses and other current liabilities	9,442,304	9,421,258
Accrued compensation	1,692,327	1,610,052
Accrued federal tax liability, penalties and interest	6,232,925	5,415,149
Interest payable	17,762,972	12,749,929
Interest payable to related parties	39,711,139	32,599,048
Dividend payable	427,766	376,399
Deferred revenue	1,621,707	1,023,007
Derivative liabilities	8,327,602	922,834
Warrant liabilities	16,241,092	22,024,165
Related parties payable	1,547,082	885,041
Short-term debt, net	27,648,051	21,301,085
Short-term debt from related parties, net	22,346,055	22,346,055
Total current liabilities	157,734,053	133,847,699
Total liabilities	$157,734,053	$133,847,699
Commitments and contingencies (Note 13)
Series A units subject to possible redemption, 9,965,000 units at a redemption value of $2.90 per unit and $2.68 per unit as of December 31, 2024 and 2023, respectively	28,895,316	26,686,397
Members’ deficit
Series A units, 245,300 units authorized, issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Series B units, 315,539,527 units authorized, 9,906,827 units issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Series C units, 1,748,264 units authorized, 1,584,327 units issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	—	—
Accumulated deficit	(184,476,592)	(159,184,883)
Total members’ deficit	(184,476,592)	(159,184,883)
Total liabilities and members’ deficit	$2,152,777	$1,349,213

The accompanying notes are an integral part of these financial statements.

SCANTECH IDENTIFICATION BEAM SYSTEMS, LLC

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Revenue	$542,166	$—
Cost of Goods Sold	448,095	—
Operating expenses:
General and administrative expenses	5,579,218	6,283,770
Research and development expenses	3,400,021	3,238,925
Depreciation and amortization	32,564	36,634
Total operating expenses	9,011,803	9,559,329
Loss from operations	(8,917,732)	(9,559,329)
Other income (expense):
Interest expense	(12,364,656)	(10,251,094)
Change in fair value of derivative liabilities	(7,404,768)	649,244
Change in fair value of warrant liabilities	5,783,073	(16,371,612)
Other income (expense), net	(161,712)	—
Total other income (expense):	(14,148,063)	(25,973,462)
Net loss	$(23,065,795)	$(35,532,791)

Net loss per unit:
Basic and diluted	$(0.08)	$(0.20)
Weighted average number of units:
Basic and diluted	312,324,651	188,579,085

The accompanying notes are an integral part of these financial statements.

SCANTECH IDENTIFICATION BEAM SYSTEMS, LLC

STATEMENTS OF MEMBERS’ DEFICIT

	Series A Preferred
	Nonvoting Units				Series C Profit
	Non				Interest		Additional
	redeemable		Series B Units		Nonvoting		Paid-In	Accumulated	Members’
	Units	Amount	Units	Amount	Units	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	245,300	$—	9,590,106	$—	1,336,067	$—	$—	$(121,659,065)	$(121,659,065)
Adjustment to shareholder receivables	—	—	—	—	—	—	(10,116)	—	(10,116)
Unit-based compensation	—	—	316,721	—	248,260	—	99,365	—	99,365
Preferred A Unit dividend	—	—	—	—	—	—	(89,249)	(1,993,027)	(2,082,276)
Net loss	—	—	—	—	—	—	—	(35,532,791)	(35,532,791)
Balance as of December 31, 2023	245,300	$—	9,906,827	$—	1,584,327	$—	$—	$(159,184,883)	$(159,184,883)
Adjustment to shareholder receivables	—	—	—	—	—	—	(4,113)	—	(4,113)
Unit-based compensation	—	—	—	—	—	—	38,486	—	38,486
Preferred A Unit dividend	—	—	—	—	—	—	(34,373)	(2,225,914)	(2,260,287)
Net loss	—	—	—	—	—	—	—	(23,065,795)	(23,065,795)
Balance as of December 31, 2024	245,300	$—	9,906,827	$—	1,584,327	$—	$—	$(184,476,592)	$(184,476,592)

The accompanying notes are an integral part of these financial statements.

SCANTECH IDENTIFICATION BEAM SYSTEMS, LLC

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
OPERATING ACTIVITIES
Net loss	$(23,065,795)	$(35,532,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,564	36,634
Unit-based compensation expense	38,486	99,365
Amortization of debt issuance cost	29,692	149,184
Change in fair value of derivative liabilities	7,404,768	(649,244)
Change in fair value of warrant liabilities	(5,783,073)	16,371,612
Change in operating assets and liabilities:
R&D tax credit receivable	111,944	122,013
Prepaid and other current assets	(44,297)	(211,971)
Inventory	(1,176,296)	(249,844)
Long term assets	(36,333)	—
Accounts payable	1,559,354	1,031,988
Accrued liabilities	21,045	1,815,775
Accrued compensation	82,275	(390,730)
Accrued federal tax liability, penalties and interest	817,776	786,468
Interest payable	5,013,043	3,595,142
Interest payable to related parties	7,112,091	6,435,287
Deferred revenue	598,700	1,023,007
Payable to related parties	662,041	134,169
Net cash used in operating activities	(6,622,015)	(5,433,936)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,913)	(5,232)
Net cash used in investing activities	(1,913)	(5,232)
FINANCING ACTIVITIES
Proceeds from loans	6,397,924	6,216,732
Loan origination fees	(80,650)	—
Principal payments on finance lease liabilities	—	(6,651)
Repayment of loans	—	(520,688)
Adjustment to shareholder receivables	(4,113)	(10,116)
Net cash provided by financing activities	6,313,161	5,679,277
Net (decrease) increase in cash during period	(310,767)	240,109
Cash, beginning of period	333,084	92,975
Cash, end of period	$22,317	$333,084
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Conversion of interest payable to debt	$—	$2,661,100
349,871 series B units transferred from NACS to Taylor Freres	$38,486	$—

The accompanying notes are an integral part of these financial statements.

SCANTECH IDENTIFICATION BEAM SYSTEMS, LLC NOTES TO FINANCIAL STATEMENTS

NOTE 1 — Description of Organization and Business Operations

Organization and Nature of Operations

ScanTech Identification Beam Systems, LLC (the “Company”), formed in 2011, is developing and deploying security screening systems that protect travelers and other members of the public from criminals, terrorists and other bad actors. It has developed a proprietary Computed Tomography scanning system that uses fixed-gantry technology to detect explosives, weapons, narcotics and other contraband.

Since inception, the Company’s operations have been focused primarily on research and development, product testing, sales and marketing, as well as raising capital to support its domestic and international certification efforts.

On September 8, 2023, the Company signed a definitive Business Combination Agreement with Mars Acquisition Corp.(“Mars”) (Nasdaq: MARX). On January 24, 2024, Mars asked Mars’ shareholders to approve an extension of time for Mars to consummate an initial business combination. The Business Combination was consummated on January 2, 2025 (“Closing”). As a result of the Closing of the Business Combination, Mars and ScanTech became wholly owned subsidiaries of ScanTech AI. On January 3, 2025, one business day after the Closing, the common stock of ScanTech AI (“Common Stock”) was listed on The Nasdaq Global Market under trading symbol “STAI”.

Going Concern Consideration

As of December 31, 2024, the Company had $22,317 in cash, a significant working capital deficit of $155,139,930 and accumulated deficit of $184,409,246. For the year ended December 31, 2024, the cash flow used in operating activities was $6,622,015. The Company’s business plan is dependent on several factors, including securing customer agreements, achieving the Transportation Safety Administration’s APSS 6.2 certification, of which are uncertain to occur, and raising capital to fund operations. On September 8, 2023, the Company signed a business combination agreement (“Merger Agreement”) with Mars, a special purpose acquisition company. The Company’s strategic plan includes its business combination with Mars to assist the Company in its efforts to raise capital and grow its business.

The Company expects to continue to incur significant expenditures in pursuit of its growth, merger and capital raising plans and there are no assurances that any of those plans will be successful.

As discussed in Note 11, most of our indebtedness is in default or matures in less than twelve months and is presented as short-term debt in the Balance Sheets.

We currently have almost no cash resources and significantly greater current liabilities than current assets. The majority of our funding has been advances from Seaport Group LLC Profit Sharing Plan (“Seaport”). Should Seaport cease to make such advances prior to us obtaining other sources of financing sufficient to pay its expenses and current liabilities, we would be unable to continue in business.

Historically, we have financed operations primarily through cash generated from debt offerings and equity raises. Our primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures. Our principal long-term working capital uses primarily include research and development expenses, operational payroll and development of security screening systems for customers.

Our liquidity needs will be dependent both on the performance of our business and on the amount of proceeds we realize through the Business Combination. If we do not realize sufficient proceeds from the Business Combination to carry out our business plan or if our business does not perform as we expect, we may be required to pursue additional financing sources or take other measures to improve our liquidity. See “Risk Factors — ScanTech may require substantial additional funding to finance our operations, but adequate additional financing may not be available when we need it, on acceptable terms or at all.”

As a result of the foregoing, Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date the financial statements are available for issuance.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Recently issued accounting pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss model for the impairment of financial assets measured at amortized cost. The model replaces the probable, incurred loss model for those assets and broadens the information an entity must consider in developing its expected credit loss estimate for assets measured at amortized cost. On January 1, 2023, we adopted ASU No. 2016-13 with no material impact to our financial condition, results of operations or cash flows.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 15 Segment and Geographic Information in the accompanying notes to the financial statements for further detail.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes, which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid, and modifies other income tax-related disclosure requirements. The updated standard is effective for us beginning with our fiscal year 2026 annual reporting period.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of income statement expenses, which requires disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. The updated standard is effective for our annual periods beginning in fiscal 2026 and interim periods beginning in the first quarter of fiscal 2027.

Changes in Accounting Policies

The Company has consistently applied the accounting policies described in this Note 2 to all periods presented in these financial statements.

Risks and Uncertainties

The Company is currently in the development stage and has commenced principal operations and generated revenue in the second quarter of 2024. The development of the Company’s projects is subject to a number of risks and uncertainties including, but not limited to, the receipt of the necessary permits and regulatory approvals, the availability and ability to obtain the necessary financing for the manufacturing and development of projects.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash deposits with major financial institutions over the FDIC limit. There were no cash equivalents as of December 31, 2024 or 2023. The Company’s counterparty credit risk exposure as of December 31, 2024 and 2023 were $0 and $43,949, respectively.

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of inputs that may be used to measure fair value:

Level 1 Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.

Level 2 Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

Assets and liabilities measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company reviews the fair value hierarchy classification on an as needed basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy in the appropriate period in which the actual event or change in circumstances that caused the transfer to occur.

Prepaid expenses and other current assets

Prepaid expenses consist primarily of prepaid insurance premiums and retainers for services. Other current assets consist primarily of employee cash advances.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance, repairs, and minor replacements are charged to expense as incurred. Depreciation on property and equipment is recorded using the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the accompanying statements of operations in the period realized.

We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. The evaluation for long-lived assets is performed at the lowest level of identifiable cash flows, which is the enterprise level. The assets of the Company with indicators of impairment are evaluated for recoverability by comparing its undiscounted future cash flows with its carrying value. If the carrying value is greater than the undiscounted future cash flows, we then measure the asset’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value. There are no impairment charges for the year ended December 31, 2024 and 2023.

Inventories

Inventories consist of raw materials used in the production process, work - in - progress, and finished goods that are ready for sale. Inventories are valued at the lower cost or net realizable value. Costs include materials and direct labor on a first-in-first-out basis. We review inventory quantities on hand and record provisions for estimated excess, slow moving, and obsolete inventory. The evaluation of the carrying value of our inventories takes into consideration such factors as historical and anticipated future sales compared to quantities on hand and the prices we expect to obtain for products. We adjust excess and obsolete inventories to net realizable value, and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues. See Note 7 - Inventories for further details.

Leases

The Company accounts for leases under ASC 842 Leases. The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases, by recognizing in the Balance Sheets a liability to make lease payments (the lease liability) and a right-of-use asset (ROU) representing its right to use the underlying asset for the lease term.

The Company recognizes right-of-use assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.

The Company’s leases are capitalized at the present value of the minimum lease payments not yet paid. The Company uses either the rate implicit in the lease, if readily determinable, or the Company’s incremental borrowing rate for a period comparable to the lease term in order to calculate net present value of the lease liability.

Short-term leases (leases with an initial term of 12 months or less or leases that are cancelable by the lessee and lessor without significant penalties) are not capitalized but are expensed on a straight-line basis over the lease term. The Company has one short term operating lease for the Company’s combined office and warehouse facility located in Buford, Georgia.

Revenue Recognition

Overview

The Company’s sales revenue includes revenues related to deliveries of new CT Sentinel scanning systems, and specific other products and services that meet the definition of a performance obligation under ASC 606, Revenue from Contracts with Customers, including when-and-if-available operating system updates and bins. We recognize revenue on CT Sentinel scanning systems upon customer acceptance. Customer acceptance occurs at the earlier of when the customer provides notice or within 30 days of customer receipt of goods. We recognize revenue on bins once goods are at the shipping points. Revenue attributable to when-and-if-available operating system updates, if material, are recognized on a straight-line basis over the expected ownership life of the CT Sentinel scanning systems, as we have a stand-ready obligation to deliver such services to the customer. All of our revenue for the year ended December 31, 2024 was recognized at a point-in-time.

For our performance obligations, we allocate the transaction price using the expected cost plus a margin approach. Standalone selling prices are estimated by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available. The Company recognizes its revenues net of any value-added or sales tax. Payments are received at three milestone dates including at contract inception, upon delivery and after customer acceptance.

The Company currently has one customer to whom it sells its baggage scanning systems, which is a distributor. We act as principal in this transaction as we are primarily responsible for fulfilling the contract and have inventory risk, and thus record the gross amount earned within total revenue. Baggage scanning systems including fixed gantry detector, image-processing units and conveyance systems are sold as a combined baggage scanning system. Training services designed to enable distributor customers to service baggage scanning systems they sell to end users of such systems are deemed to be immaterial in the context of the contract.

Restocking fees

Restocking fees for goods expected to be returned are included in the estimate of the transaction price at contract inception and recorded as revenue when control of the good transfers. Restocking costs are recorded as a reduction of the amount of the return asset when control of the good is transferred to the customer. There were no goods expected to be returned at contract inception. No restocking fees have been incurred for the year ended December 31, 2024.

Disaggregation of Revenue

The Company has one reportable operating segment. Revenue is disaggregated from contracts by geography, which the Company believes best depicts how the nature, amount, timing, and uncertainty of revenues and cash flows are affected by economic factors. Currently the Company has only one revenue contract, all of which relates to a customer located in North America.

Contract Balances

Contract liabilities are included within the deferred revenues in the Balance Sheets. The Company does not have any material contract assets.

Deferred revenue represents the Company’s obligation to transfer goods or services to its customers for which it has already received consideration from the customer. The Company’s deferred revenue balance primarily relates to contract advances. Deferred revenue in the amount of $1,621,707, and $1,023,007, and $ 0 were recorded in the Balance Sheet as of December 31, 2024, 2023, and 2022, respectively.

The Company recognized revenue, included in the prior year balance, in the amount of $325,300 for the year ended December 31, 2024. No revenue was recognized for the year ended December 31, 2023.

Research and Development

Research and development costs for prototype scanning machines were expensed as incurred because they have no alternative future use beyond their current testing programs and therefore no economic benefit in the future. Labor costs, including salaries, employee benefits, payroll taxes, and third-party contractor expenses, were expensed as incurred.

Unit-Based Compensation

The Company’s 2012 Equity Incentive Plan (the “2012 Plan”) as revised by the 2018 Equity Incentive Plan provide for noncash equity-based compensation through the grant of Series C units. In addition, the Company has issued Series B units as compensation to advisors and vendors. Unit-based compensation is based on the fair value of the member units on the grant date, as determined using an option pricing method (“OPM”). The OPM considers the various terms that would affect the distributions to each class of equity based upon the estimated total equity value of the Company on the grant date, the estimated timing of a future liquidity event including probabilities of different events occurring, the level of seniority among the different classes of securities, dividend policy, and the contractual conversion ratios. In addition, the method implicitly considers the effect of the liquidation preferences as of the estimated future liquidation event and date. Under the OPM, each class of equity is modeled as a call option with a distinct claim on the total equity value of the Company. The characteristics of each class of security, including but not limited to any liquidation preference of the preferred units, determine the class of security’s’ claim on the equity value.

Net loss per unit

The Company computes basic net loss per unit by dividing net loss attributable to members by the weighted average number of units outstanding. Diluted loss per unit is computed by giving effect to all potentially dilutive issuances of units using the treasury Unit method for warrants and the if-converted method for convertible notes. When the Company incurs a net loss, the effect of the

Company’s outstanding warrants and convertible notes are not included in the calculation of diluted loss per unit as the effect would be anti-dilutive. Accordingly, basic and diluted net loss per unit is identical.

Research and Development (R&D) Tax Credit

The Company accounts for Georgia R&D tax credits as current assets on its Balance Sheets. Georgia R&D tax credits are calculated at the time of annual state income tax filing and considers R&D tax credits to be assets once the Georgia Department of Revenue approves the R&D tax credit calculation. The Company is permitted to elect to apply credits to future state employer payroll withholding or income taxes. When the Company elects to apply R&D tax credits to employer payroll withholding, application of R&D tax credits reduces the liability for employer payroll withholding for the quarter in which such tax credits are applied.

NOTE 3 — Net Loss Per Unit

The Company has issued Series A, Series B and Series C units, as discussed in Note 15 — Members’ Deficit. Series A units are entitled to a preferred rate of return and Series C units are equivalent to profits interests. Only Series B units have voting rights. All Series B and Series C units are used in the computation of net loss per unit.

The Company has issued a number of warrants, exercisable at $0.01 per unit at any time from the warrant agreement execution dates to the exercise period end dates. Depending on the warrant agreement, the exercise period varies from seventh to tenth anniversary of the warrant agreement execution date. There were 305,632,700 and 181,148,044 warrants outstanding as of December 31, 2024 and 2023, respectively. Given the nominal exercise price, penny warrants are considered to be outstanding in the context of basic earnings per share, and thus the units are included in the computation of basic and diluted earnings per unit as of December 31, 2024 and 2023, respectively. However, the puttable warrants associated with the Bay Point note in the amounts of 4,799,204 and 3,839,359 are anti-dilutive for the year ended December 31, 2024 and 2023, respectively. Therefore, the Bay Point warrants are excluded from the calculation of diluted net loss per unit for the year ended December 31, 2024 and 2023, respectively.

The Company had 9,906,827 weighted average series B units for the year ended December 31, 2024 and 2023, respectively. In addition, the Company also had 1,584,327 weighted average series C units for the year ended December 31, 2024, and 1,481,622 weighted average series C units for the year ended December 31, 2023. Together with the exercisable warrants outstanding, the Company had 312,324,651 weighted average common series B and C units for the year ended December 31, 2024, and 188,579,085 weighted average common series B and C units for the year ended December 31, 2023.

The dividend calculation in the numerator represents the dividend expenses accrued but not yet paid for the periods indicated to the various owners of Series A units. Series A Units entitle the holder to receive an eight percent (8%) per annum rate of return on the unrecovered capital contribution of such holder.

Series A units, some of which are redeemable and some of which are nonredeemable, are excluded in the net loss per unit calculation below as they are not participating units. Series C units are non-voting units. These units are included in the basic and diluted weighted Series B units and Series C units outstanding calculation below. Warrants are also included in the below calculation of basic and diluted weighted average Series B units and Series C units outstanding because they are fully exercisable at any time by the holders.

The following table sets forth the computation of the Company’s basic and diluted loss per unit:

	For the Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(23,065,795)	$(35,532,791)
Dividend	(2,260,287)	(2,082,277)
Earnings available for common units	$(25,326,082)	$(37,615,068)
Denominator:
Weighted average common units outstanding (basic)	312,324,651	188,579,085
Dilutive effect of potential membership units	—	—
Weighted average common units outstanding (diluted)	312,324,651	188,579,085
Basic earnings per unit	$(0.08)	$(0.20)
Diluted earnings per unit	$(0.08)	$(0.20)

NOTE 4 — Property and Equipment, Net

Property and equipment, net as of December 31, 2024 and 2023 consists of the following:

	Estimated useful life	December 31, 2024	December 31, 2023
Finance lease ROU asset	4-5 years	33,662	33,662
Computers and equipment	3-5 years	164,299	162,386
Less: Accumulated depreciation and amortization		(146,574)	(114,010)
Property and equipment, net		51,387	82,038

Depreciation and amortization were $32,564 and $36,634 for the year ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024 and 2023, the Company focused primarily on research and development which were expensed as incurred as the costs had no alternative future use.

NOTE 5 — Related Party Transactions

ScanTech/IBS IP Holding Company, LLC

The Company licenses certain key intellectual property from ScanTech/IBS IP Holding Company, LLC (“ScanTech IP Holdco”). The license agreement between ScanTech IP Holdco and the Company provides for a perpetual, royalty free license and survivability in the event of a Chapter 11 bankruptcy of ScanTech IP Holdco. ScanTech IP Holdco has no employees and is a manager-managed LLC. John Redmond and Dolan Falconer are the controlling managers of ScanTech IP Holdco. As of December 31, 2024 and 2023, there were no liabilities or payables owed to ScanTech IP Holdco from the Company and there were no receivables due to the Company from ScanTech IP Holdco.

John Redmond

Azure, LLC (“Azure”) and NACS, LLC (“NACS”) have certain outstanding notes with the Company, all of which are secured by the assets of the Company. Azure and NACS are controlled by Mr. Redmond, the Chairman of the Board of Directors. As of December 31, 2024 and 2023, the Company’s outstanding loan balances with these entities, including accrued interest, were approximately $61.3 million and $54.3 million, respectively.

The conversion feature did not meet the definition of a derivative and did not contain a significant premium. Therefore, the Company did not account for the conversion feature separately. John Redmond also has an intercreditor agreement with the Seed financing noteholders which provides drag-along conversion and certain collateral agency rights under certain terms and conditions. The drag-along conversion rights were deemed to be a contingent conversion feature, which would not require recognition until the contingency is met. The drag-along conversion rights also did not meet the definition of a derivative.

The following table lists the accrued interest and principal balances of the notes issued to related parties associated with John Redmond, the Company’s Chairman. (See Note 11 – Debt and Warrant Liabilities for terms and details of John Redmond series of notes)

	As of December 31, 2024			As of December 31, 2023
	Interest	Principal		Interest	Principal
Entity	Payable	Payable	Total	Payable	Payable	Total
Azure, LLC	$3,095,947	$6,831,987	$9,927,934	$1,904,740	$6,831,987	$8,736,727
NACS, LLC	25,052,756	11,493,949	36,546,705	20,939,396	11,493,949	32,433,345
Assumed notes	11,092,887	3,770,119	14,863,006	9,385,014	3,770,119	13,155,133
Total	$39,241,591	$22,096,055	$61,337,646	$32,229,150	$22,096,055	$54,325,205

Mr. Redmond also paid expenses on behalf of the Company which were not included as principal balance in any of Mr. Redmond’s outstanding loans. As of December 31, 2024 and 2023, Mr. Redmond’s outstanding expense advances were $1.3 million and $0.7 million, respectively. These items are presented in the Balance Sheets under the caption of related parties payables.

As of December 31, 2024, the Company was in default on all notes held by NACS, Azure assumed notes and Mr. Redmond. As of December 31, 2023, the Company was in default on all notes held by NACS and Mr. Redmond but was not in default on the notes held by Azure.

For the year ended December 31, 2024, Mr. Redmond provided short-term to the Company in the amount of $316,000. These short-term fundings had interest rates of 0% per annum. On April 4, 2024, $25,000 of the short-term funding was repaid to Azure LLC.

On October 24, 2024, the Company entered into a settlement and mutual release agreement with Taylor Frères Americas LLP (“TFA”) which replaced the agreement executed on June 18, 2024 and expired on September 30, 2024. In connection with the Company’s ongoing restructuring and reorganization activities, the parties wish to settle and resolve any and all claims arising from or related to the engagement letter and the TFA’s other dealings with NACS, ScanTech, John Redmond (the controlling member of NACS and the Chairman of ScanTech) and their affiliates. Pursuance to the June 18, 2024 agreement, the Company agreed to pay to TFA a good faith deposit in the amount of $50,000, which was paid in full by July 2024.

In connection with the June 18, 2024 agreement, 349,871 units of series B were transferred from NACS to TFA. As of December 31, 2024, TFA owned 8% of all outstanding Series B Units as a result of the transfer. The Company subsequently recorded a unit-based compensation in the amount of $38,486 and an increase in additional paid in capital of $38,486.

Dolan Falconer

Mr. Falconer, the CEO of the Company, paid for certain expenses on behalf of the Company. In addition, the Company owes Mr. Falconer deferred compensation of $726,318 and $697,422 as of December 31, 2024 and 2023, respectively. The amounts were presented on the Balance Sheets under the caption of accrued compensation.

The Company owed Mr. Falconer for deferred compensation and late fees amounting to $299,228 and $214,712 as of December 31, 2024 and 2023, respectively. These items are presented in the Balance Sheets under the caption of accrued compensation.

On June 1, 2023, the Board of Director of the Company approved the accelerated vesting of the remaining unvested 2.25% of Series C membership interests previously approved and awarded to Mr. Falconer in 2014. As a result of this decision, 248,260 units of Series C membership interests were fully vested to Mr. Falconer. The 248,260 units were valued at $0.41 per unit at the grant date of April 1, 2014, resulting in a total value of $101,787. This amount was recorded as Unit compensation expense on June 1, 2023.

Ben DeCosta

Mr. DeCosta is a member of the Board of Directors of the Company. Mr. DeCosta has an outstanding promissory note with the Company with a principal balance of $250,000 and a stated interest rate of 15% per annum. As of December 31, 2024 and 2023, the balance of Mr. DeCosta’s promissory note was $719,549 and $619,897, respectively, including all principal and unpaid accrued interest. The principal of $250,000 was presented in the Balance Sheets under the caption of short-term debt from related parties, net. The interest payables in the amount of $469,549 and $369,897 as of December 31, 2024 and 2023, respectively, were presented in the Balance Sheets under the caption of interest payable to related parties.

Alice Wilson

Mrs. Wilson is the sister of Mr. Falconer. Mrs. Wilson has extended an expense advance on behalf of the Company. The balance of Mrs. Wilson’s expense advance as of December 31,2024 and 2023 was $20,000. The amount was presented in the Balance Sheets under the caption of related parties payable.

NOTE 6 — Leases

During the 12 months ended December 31, 2023, the Company entered into a twelve month operating lease with VJ Properties, LLC for office and production space. The commencement date of the lease was February 1, 2023. The Company owed $11,750 per month through January 31, 2024. Since this lease has a lease term of 12 months and does not include an option to purchase the underlying asset that the Company is reasonably certain to exercise, it is considered a short-term lease. The Company elects not to apply the recognition requirements of ASC 842 to short-term leases. By electing this practical expedient, short-term leases do not need to be reported on the Balance Sheets.

On March 1, 2024 the Company entered into a month-to-month operating lease with VJ Properties, LLC for office and production space. Prior to March 1, 2024 the Company had a twelve month lease with VJ Properties for the space. For the period of February 1, 2024 through December 31, 2024 the Company rented the space for $15,167 per month. The lessor has the unilateral and substantive right to terminate the lease with 90 days notice at any time therefore the lease is considered short term. The Company elects not to apply the recognition requirements of ASC 842 to short-term leases. By electing this practical expedient, short-term leases do not need to be reported on the Balance Sheets.

The components of lease cost were as follows:

	For the Year Ended December 31,
	2024	2023
Short-term lease cost	$175,170	$141,000

NOTE 7 — Inventories

The following table summarizes the Company’s inventories, net for the year ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Raw materials and parts	$643,410	$182,455
Work-in-progress	$257,395	$—
Finished goods	$525,335	$67,389
Total inventories	$1,426,140	$249,844

NOTE 8 — Federal Tax Liability, Penalties and Interest

From the first quarter of 2017 through October 31, 2023, the Company failed to remit U.S. federal taxes from amounts withheld from employee wages, and failed to remit the employer portion of such taxes. In addition, during the same period, the Company did not file quarterly federal tax returns on Form 941 to report income taxes and payroll taxes withheld from employee wages. As a result, the Company has an accrued payroll tax liability on its Balance Sheets that amounted to $6.2 million and $5.4 million as of December 31, 2024 and 2023, respectively. The Company has devised and implemented a plan to become compliant in its obligations, including hiring appropriate counsel, preparing and filing appropriate historical filings, making payments, and engaging in discussions with appropriate parties, including the IRS. There can be no assurance that the IRS will not consider this a federal criminal offense. There can be no assurance that the Department of Justice will not commence criminal charges against the Company and management for failure to remit payroll taxes to the IRS.

The Company remitted payments to IRS for the employee income taxes withheld and the employee and employer portion of the payroll taxes. The payroll taxes and income taxes withheld were remitted to IRS in full for the payroll periods from November 1, 2023 to December 31, 2024. The Company paid four payroll cycles late and accrued associated penalties and interests for these four cycles.

The employee income taxes withheld and the payroll taxes prior to November 1, 2023 were not remitted to IRS yet. The failure to deposit penalty and associated interest was calculated and recorded in Balance Sheets under the caption of accrued federal tax liability, penalties and interest.

NOTE 9 — Unit-Based Compensation

The 2012 Plan has an aggregate authorized limit of 15% of Series C units outstanding at any given time. The total authorized Series C units were 1,748,264 as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, there were 1,584,327 units of Series C membership interests issued and outstanding, respectively.

On June 1, 2023, the Company’s Board of Directors approved the accelerated vesting of 248,260 Plan units to its CEO, Mr. Dolan Falconer, and the 248,260 units were fully vested immediately.

On June 18, 2024, NACS agreed to transfer the ownership of its series B units to TFA which equals to 3% of all outstanding Series B Units of the Company. In connection with this agreement, 349,871 units of series B were transferred from NACS to TFA. As of December 31, 2024, TFA owned 8% of all outstanding Series B Units as a result of the transfer. The Company accounts for unit-based compensation under SAB Topic 5.T. The value of the shares transferred is reflected as an expense in the company’s financial statements with a corresponding credit to contributed (paid-in) capital. As of the date of the transfer, June 30, 2024,the series B unit was valued at 0.11/unit. The Company subsequently recorded a unit-based compensation in the amount of $38,486 and an increase in additional paid in capital of $38,486.

NOTE 10 — Fair Value Measurements

Derivative Instruments: Derivative instruments that are not traded on an exchange are valued using conventional calculations/models that are primarily based on unobservable inputs such as private company unit price and volatilities, and therefore, such derivative instruments are included in Level 3.

Warrant Liabilities: Warrant liabilities that are not traded on an exchange are valued using conventional calculations/models that are primarily based on unobservable inputs such as private company unit price and volatilities, and therefore, such warrant instruments are included in Level 3.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized.

Description	Level	December 31, 2024	December 31, 2023
Liabilities
Warrant liabilities	3	$16,241,092	$22,024,165
Derivative liabilities	3	$8,327,602	$922,834

The Company has determined that the warrants associated with notes are subject to treatment as a liability as the warrants for units of the Company are not indexed to its own membership interests. The warrants are subject to remeasurement at each Balance Sheet date and any change in fair value is recognized as a component of other expenses on the statements of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the warrants. At that time, the portion of the warrant liability related to the common unit warrant will be reclassified to additional paid-in capital.

The following tables present information about the change in fair value of the Company’s Level 3 warrant liabilities and derivative liabilities for the year ended December 31, 2024 and 2023:

	For the Year Ended	For the Year Ended
Warrant liabilities	December 31, 2024	December 31, 2023
Fair Value - beginning of period	$22,024,165	$5,652,553
Addition	—	—
Change in fair value	(5,783,073)	16,371,612
Fair Value - end of period	$16,241,092	$22,024,165

	For the Year Ended	For the Year Ended
Derivative liabilities	December 31, 2024	December 31, 2023
Fair Value - beginning of period	$922,834	$1,572,078
Addition	7,853,000	—
Change in fair value	(448,232)	(649,244)
Fair Value - end of period	$8,327,602	$922,834

NOTE 11 — Debt and Warrant Liabilities

All of our indebtedness is in default or mature in less than twelve months and is presented as short-term debt in the Balance Sheets as of December 31, 2024 and 2023. Interest expense includes the interest on the notes and amortization of any original issue discounts, which includes debt issuance costs and the relative fair value of warrants issued contemporaneously with certain notes.

All of our indebtedness is secured by a continuing security interest in all of our property and assets.

	Maturities	Effective Rate	December 31, 2024	December 31, 2023
John Redmond notes	2018 - 2024	12.00% -14.50%	22,096,055	22,096,055
Seaport notes	2024	12%	17,612,166	12,670,200
Catalytic notes	2020	12%	1,563,796	1,563,796
Aegus bridge financing notes	2024	12%	248,487	—
Mars capital loan	2024	0%	1,175,000	—
Seed financing notes	2024	12%	6,484,969	6,503,456
Bay Point notes	2023	15%	813,633	813,633
Total Principal			$49,994,106	$43,647,140
Accrued interest (compounded)			57,474,111	45,348,977
Total debt			$107,468,217	$88,996,117
Reported as:
Short-term debt			107,468,217	$88,996,117
Total			$107,468,217	$88,996,117

John Redmond notes

NACS note

On October 11, 2013, the Company issued NACS a note with an interest rate of 8% and a default interest rate of 12% (the “2013 Note”). Principal and accrued interest may be prepaid in whole or in part at any time without penalty. The 2013 Note was amended on June 1, 2016 to provide NACS with the right to convert principal and accrued interest on the note into Series A and Series B units of the Company at a conversion price of $1.00 and $0.47, respectively. As amended, the 2013 Note had a maturity date of December 31, 2018. FASB ASC 815 Derivatives and Hedging generally requires an analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The Company identified certain conversion features which it evaluated for bifurcation and determined that no bifurcation of these embedded or conversion features was required as the net settlement provision was not met.

The principal and accrued interest on the NACS note was $36,546,705 and $32,433,345 as of December 31, 2024 and 2023, respectively. NACS has a lien filed as of December 31, 2024 to prioritize their position relating to the note discussed above.

Azure notes

The Company has issued multiple notes to Azure, which is an affiliate of and controlled by John Redmond:

			Principal and Accrued Interest
Issuance date	Maturities	Interest Rate	As of December 31, 2024	As of December 31, 2023
January 1, 2021	March 31, 2024	12.00%	$1,110,178	$985,227
January 1, 2021	March 31, 2024	12.00%	5,412,393	4,803,224
October 25, 2021	March 31, 2024	14.50%	632,888	547,938
October 25, 2021	March 31, 2024	14.50%	1,423,997	1,232,860
October 1, 2022	March 31, 2024	14.50%	1,348,478	1,167,478
		Total	$9,927,934	$8,736,727

Assumed notes

On September 12, 2012, the Company issued to another party a note with a principal balance of $3,270,119, an interest rate of 8% per annum, a default interest rate of 12% and a maturity date of December 31, 2018. The note was subsequently acquired from the original noteholder by NACS. Principal and accrued interest on the note as of December 31, 2024 and 2023 were $13,512,610 and $11,991,755, respectively.

On October 2, 2019, Mr. Redmond purchased from another party (i) a secured note with a principal amount of $300,000 and an interest rate of 12% per annum and (ii) a warrant to acquire 2.26% of issued and outstanding Series B units for each $1,000,000 of initial principal and accrued unpaid interest, with an exercise price of $0.01. Mr. Redmond may exercise the warrant at any time and from time to time, in whole or in part (but not as to a fractional unit). If at any time any of the principal and interest outstanding on the senior secured promissory notes issued by the Company and held by NACS is converted into any equity membership interests in the Company, the warrant will be deemed to have opted to exercise, without any further action on its part, the same proportionate amount of this warrant as that portion of the NACS notes converted by NACS. Principal and accrued interest on the note as of December 31, 2024 and 2023 were $810,238 and $698,027, respectively.

On October 2, 2019, Mr. Redmond also purchased from another party (i) a secured note with a principal amount of $200,000 and an interest rate of 12% per annum and (ii) a warrant to acquire 2.26% of issued and outstanding Series B units for each $1,000,000 of initial principal and accrued unpaid interest, with an exercise price of $0.01 per unit. Principal and accrued interest on the note as of December 31, 2024 and 2023 were $540,159 and $465,351, respectively.

Seaport notes

On July 17, 2019, the Company issued a note to Seaport Group LLC Profit Sharing Plan (“Seaport”) with an interest rate of 12% and a maturity date of August 31, 2019. As subsequently amended, the note provides for a maximum principal amount of $4,500,000. As amended, the note contains a $10.00 option to purchase a percentage of membership interests of the Company (determined on a fully diluted basis at the time of such exercise) equal to (i) the outstanding principal amount under such note, plus accrued and unpaid interest by (ii) $22,500,000.

On June 13, 2023, the Company amended and restated its note with Seaport (the “2023 Seaport Note”). The 2023 Seaport Note provides for a new principal loan amount of $7,853,008, a maximum loan amount of $10,000,000, a 12% annual interest rate a maturity date of March 31, 2024, and is senior secured indebtedness. In addition to the principal and interest payable under the note, the note grants Seaport an option to purchase a percentage of membership interests of the Company (determined on a fully diluted basis at the time of such exercise) equal to (i) the outstanding principal amount under such note, plus accrued and unpaid interest by (ii) $20,010,000. The option has no expiration date and will be in full force and effect until it is exercised, or the principal and accrued interest of the Seaport Note are paid in full.

Pursuant to the loan amendment agreement executed on December 1, 2023, on September 28, 2023, the total accrued and unpaid interests in the amount of $500,853 were rolled into the principal in the amount of $10,170,000 at the time to reach at an aggregate principal amount of $10,670,853. On December 31, 2023, the total accrued and unpaid interests in the amount of $352,725 were rolled into the principal in the amount of $12,317,475 at the time to reach at an aggregate principal amount of $12,670,200 as of December 31, 2023.

Pursuant to an intercreditor agreement, Seaport note is senior in priority of payment to notes issued to NACS and John Redmond. The principal and accrued interest on the note were $14,701,451 and $12,670,200 as of December 31, 2024 and 2023, respectively. Seaport has a lien filed as of December 31, 2024 to prioritize their position relating to the note discussed above.

Seaport bridge financing

On March 24, 2024, the Company signed a bridge financing note with Seaport Group SIBS, LLC, with an initial principal amount of $421,200. The terms of the bridge financing are separate from the existing Seaport financing already in place with the Company. The bridge financing has a maximum principal draw amount of up to $1,000,000, a maturity date of June 30, 2024, an annual interest rate of 12% and default interest rate of 18%, and is pari-passu in seniority to the existing Seaport financing. In addition, at the consummation of the Business Combination, the note is to be repaid in full out of the proceeds of the transaction and Seaport Group SIBS, LLC is to be issued 1 share for every $1 lent to the Company under the terms of the bridge financing. In the event the business combination does not close, Seaport Group SIBS, LLC has a purchase option of $10 to purchase membership interest in the

Company based upon the principal and accrued and unpaid interest divided by $15,000,000. The Company concluded that the features in the Bridge Financing are embedded derivatives which are included in the Derivative Liability balance on the December 31, 2024 balance sheet in the amount of $2,479,000. As of December 31, 2024, the principal and accrued interest on the note were $1,117,345.

On November 14, 2024, the Company signed a second bridge financing note with Seaport Group SIBS, LLC, with an initial principal amount of $210,000. The terms of the bridge financing are separate from the existing Seaport financing already in place with the Company. The second bridge financing has a maximum principal draw amount of up to $1,000,000, a maturity date of February 12, 2025, an annual interest rate of 9%, compounded daily, and a default interest rate of 18%, compounded daily. Repayment of this Note shall be senior to payment of any and all other outstanding indebtedness owed by the Company. In addition, at the consummation of the Business Combination, PubCo grants to the lender the right and option to acquire common shares of the PubCo with the exercise price of $10. The number of PubCo Shares to be issued to the lender upon its exercise of its Option shall be equal one (1) PubCo Share for each dollar of the unpaid principals up to $1,000,000. The Company concluded that the features in the Bridge Financing are embedded derivatives which are included in the Derivative Liability balance on the December 31, 2024 balance sheet in the amount of $2,212,000. As of December 31, 2024, the principal and accrued interest on the note were $1,008,002.

Seaport purchase order loan

On June 27, 2024, the Company executed a purchase order purchase agreement with Seaport Group SIBS, LLC. In the agreement, the Company agreed to sell and Seaport Group SIBS, LLC agreed to buy certain purchase orders that the Company is entitled to bill to its customer in the future. Two purchase orders amounted to $3,410,023 were approved by the customer in October 2023. For the year ended December 31, 2024, the Company sold invoices in the amount of $364,780 collectively to Seaport Group in exchange for cash payments of $350,000.

As of December 31, 2024, Seaport Group SIBS, LLC has paid the Company in the amount of $1,777,400 in exchange for the right to receive the full balance of $1,955,140 on the invoice to be billed to the customer in the future. Because the invoices were not billed to the customer at the time of the agreements, the Company concluded that the total balance of $1,955,140 is considered a series of collateral purchase order loans from Seaport Group SIBS, LLC to the Company by using the underlying cash receipt of the future invoices as collaterals. The Company received $330,000 from the customer on the purchase order and forwarded $288,165 of it to Seaport Group SIBS, LLC for the year ended December 31, 2024.

The following table presents the transactions on the purchase order loan and invoice factoring services between the Company and Seaport for the year ended December 31, 2024.

Year ended
December 31, 2024
Total invoices sold to Seaport	364,780
Total cash received from Seaport	350,000
Total factoring amount	14,780

Total PO loan from Seaport	1,777,400
Interest paid to Seaport	177,740
Total amount in exchange for PO loan	1,955,140
Payment in Q4-2024	(288,165)
Ending balance	1,666,975

Seaport working capital loan

The Company executed multiple promissory note agreements with Seaport Group SIBS, LLC in the third and fourth quarters of 2024. Each promissory note has an interest rate of 12.0%, and a charge of 10% net proceeds as original issue discount. The outstanding principal amount and any accrued interest shall be due and payable at the earlier of: (i) The date on which the Company receives proceeds from customer purchases tied to new purchase orders or invoices (which is separate from the $3,410,023 purchase order loan); (ii) Six months from the date of execution. As of December 31, 2024, the principal and accrued interest on the note, net of unamortized original issue discount, were $856,121.

Catalytic note and warrant

On January 23, 2019, the Company issued a note to Catalytic Holdings I LLC (“Catalytic”) with an interest rate of 12.0% accruing from March 15, 2019, a principal amount of $1,080,000 and a maturity date of April 30, 2019. The principal amount of this note is subject to a 20% original issue discount. As a result, the Company received cash in the amount of $900,000. Principal and accrued interest on the note as of December 31, 2024 and 2023 were $2,409,490 and $2,221,321, respectively.

In January 2019, the Company also issued a warrant to Catalytic. As amended, the warrant entitles Catalytic to purchase 2.0% of the units of the Company on a fully diluted basis at an exercise price of $0.01 per unit. The warrant expires on the tenth anniversary of the warrant issue date.

On June 26, 2019, the Company entered into a consulting agreement with Alchemy Advisory LLC (“Alchemy”), a subsidiary of Catalytic. In exchange for the business and strategic advice service from Alchemy, the Company agreed to issue Alchemy warrants which grant Alchemy the ten-year right to purchase membership interests representing voting common Unit of the Company with a per share exercise price of $0.01 per unit and representing 1.0% of the outstanding common membership interests and membership interest equivalents of the Company.

On May 18, 2023, Catalytic Holdings I LC was awarded a summary judgment against the Company in Company Kings County New York state court. On July 14, 2023, Catalytic notified the Company that it would be presenting the court a proposed order for settlement of its summary judgment, scheduled with the court on August 7, 2023. The proposed order was in the amount of $1,563,796 in satisfaction of Catalytic’s indebtedness with the Company. On September 7, 2023, the court granted Catalytic both the order and judgment amount of $1,563,796 plus accruing interest at a rate of 12% per annum from October 6, 2020. These amounts are incorporated with the amounts on the Company’s Balance Sheets plus accrued interest since the summary judgment.

Bay Point note and warrant

On August 22, 2018, the Company issued a promissory note to Bay Point Capital Partners, LP (“Bay Point”), with an interest rate of 15%, a default interest rate of 20%, a principal amount of $670,000 and a maturity date of December 1, 2023. Principal and accrued interest on the note as of December 31, 2024 and 2023 were $1,351,647 and $1,188,921, respectively. The Bay Point note is in default.

On August 22, 2018, John Redmond executed an unconditional guaranty of payment agreement with Bay Point. For and in consideration of $10.00, John Redmond unconditionally and irrevocably guarantees to Bay Point the complete payment of the principal in the amount of $420,000 and all other obligations of the Company to Bay Point under the terms of the note or any other documents evidencing, securing or otherwise relating to the note.

In July 2019, the Company issued Bay Point a warrant to purchase 3.5% of the Series B units of the Company on a fully diluted basis at an exercise price of $0.01 per unit. The warrant expires on the tenth anniversary of the issue date. The warrant may also be converted, in whole or in part, into a number of units (rounded down to the nearest whole number) equal to (i) the fair market value of the warrant or portion thereof being converted divided by (ii) (A) 70% of the most recent pre-money Company valuation that pertains to securities issued in exchange for raising capital, divided by (B) all issued and outstanding Company units or securities at the time the warrant is converted to units. Bay Point has a right to put the warrants to the Company at any time.

In November 2023, the Company amended its forbearance agreement date December 15, 2022 and agreed to pay $1,400,000 exit fees, $116,850 legal fees and $89,220 late fees on unpaid interests and principal. The exit fees, legal fees and late fees amounted to $1,606,070 as of December 31, 2024 and 2023 were recorded in accrued expenses and other current liabilities in Balance Sheets.

On April 24, 2024, the Company signed a term sheet agreement with Bay Point Capital Partners, LP, defining the terms of the conversion of Bay Point’s indebtedness with the Company into equity simultaneous with the consummation of the Business Combination. Per the term sheet, Bay Point is to convert its total indebtedness, including any accrued interest and fees, into equity equal to 120% of its total indebtedness as of the date of the consummation of the Business Combination. Successful conversion also releases the Company from any and all claims Bay Point may have.

Mars capital loans

On April 2, 2024, Polar Multi-Strategy Master Fund (the “Investor”), Mars Acquisition Corp., a Cayman Islands exempted company (the “SPAC”), Mars Capital Holdings Corporation, a British Virgin Islands business company (the “Sponsor”), and the Company entered into a subscription agreement. The Sponsor seeks to raise funds from existing SPAC investors which will in turn be loaned by the Sponsor to the Company for working capital expenses (“Mars capital loan”). The investor has agreed to fund an amount up to $1,000,000 to the Sponsor as a capital contribution in return for subscription shares. The Company will pay all principal under the Mars capital loan to the Sponsor at the closing of the Business Combination. The investor will be entitled to receive from the Sponsor an amount equal to the amount funded as a return of capital. In consideration of the capital calls funded by the Investor and received by the Sponsor (such funded amounts, being the Investor’s “Capital Investment”), SPAC (or the surviving entity following the Business Combination) will issue 1 share of the surviving entity’s common Unit for each dollar of the Capital Investment that has been funded as of or prior to the close of the Business Combination.

The Mars capital loan shall not accrue interest and shall be repaid by the Company to the Sponsor upon the close of the Business Combination. Upon such repayment from the Company to the Sponsor, an amount equal to the Capital Investment will be paid by the Sponsor (or by the SPAC (or surviving entity following Business Combination closing) on behalf of the Sponsor) to the Investor as a return of capital within 5 business days of the Business Combination Closing.

In the event that, following the Closing, (i) the Business Combination Agreement is terminated or (ii) the Business Combination does not close by November 16, 2024 (or such other date as the parties shall agree) (the “Termination”), the Company agrees that within ten (10) business days of the Termination, (a) it will issue, to the Sponsor, a promissory note with a principal amount equal to the Capital Contribution with terms, rights, and obligations that mirror the Seaport Bridge Note (“Sponsor Note”) and Sponsor shall promptly assign such Sponsor Note to Investor within five (5) business days of its receipt; and (b) it will provide Investor with any further approvals required for the issuance of the Sponsor Note and any subordination agreement necessary to ensure that Investor has all the same rights as Seaport.

On April 2, 2024, the Sponsor and the Company also executed a fund transfer agreement simultaneously, in which the Sponsor agreed to transfer funds received from the Investor to the Company upon receipt. In consideration for the drawdown requests and the transfer of funds from Sponsor to the Company, Sponsor shall receive consideration in the form of securities, either as Transaction Closing Shares or ScanTech units as specified below:

(a)Upon closing of the Business Combination, Sponsor shall be entitled to 10,000 shares of Pubco Common Unit (“Transaction Closing Shares”). “Pubco Common Unit” means the shares of common Unit, par value of $0.0001 per share, of ScanTech AI Systems Inc.
(b)In the event that the Business Combination does not consummate, the Sponsor shall be entitled to 0.1% of the total outstanding units of ScanTech as of the date when the Business combination Agreement is terminated (“ScanTech Units”).

On May 29, 2024, the Investor, the Sponsor and the Company executed another subscription agreement to increase the total Capital Investment amount from $1,000,000 to $1,250,000.

The Company made the first draw request and the Sponsor transferred in the amount of $500,000 on April 3, 2024. The Company made the second draw request and the Sponsor transferred in the amount of $500,000 on April 5, 2024. The Company made the third draw request in the amount of $250,000 and the Sponsor transferred $175,000 on May 31, 2024. The remaining $75,000 in the third draw request was kept by the Sponsor to pay for the shared transaction expenses related to the business combination.

The Company concluded that the features in the Mars capital loans are embedded derivatives which are included in the derivative liability balance in the December 31, 2024 Balance Sheet in the amount of $2,607,000. As of December 31, 2024, the principal on the note was $1,175,000 and no interest was accrued.

Aegus bridge financing notes

On May 7, 2024, the Company signed a bridge financing note with Aegus Corp, with an initial principal amount of $230,000. The bridge financing note has a maximum principal draw amount of up to $500,000, a maturity date of November 15, 2024, and an annual interest rate of 12%.  In addition, at the consummation of the Business Combination, the note is to be repaid in full out of the proceeds of the transaction and Aegus Corp is to be issued 1 share for every $1 lent to the Company under the terms of the bridge financing. In the event the Business Combination does not occur, the Company grants Aegus Corp the right to acquire, at any time at the Aegus’s option and upon written notice to the Company, for a purchase price of ten dollars ($10.00), membership interests representing a percentage of the total outstanding equity interests in the Company (determined on a fully diluted basis at the time of such exercise) equal to the percentage determined by dividing (i) the outstanding Principal Amount due under this Note as of the date of such exercise by (ii) $20,010,000.

The Company concluded that the features in the bridge financing are embedded derivatives which are included in the derivative liability balance in December 31, 2024 Balance Sheet in the amount of $551,000. As of December 31, 2024, the principal and accrued interest on the note were $248,487.

Seed financing notes

The Company obtained financing from individual lenders in a principal amount of approximately $7.9 million as of December 31, 2024 and $6.5 million as of December 31, 2023, and issued notes to lenders with stated interest rates between 7.8% and 12% and default interest rates between 15% and 18% between 2014 and 2024. Each noteholder has a continuing security interest in all of the Company’s property and assets. All such notes were in default as of December 31, 2024 and 2023.

Contemporaneously with the issuance of the seed financing notes, the Company issued warrants to purchase Series B units at an exercise price of $0.01 per unit. The warrants typically expire ten years after issuance and are each exercisable for up to approximately 3.0% of the total issued and outstanding Series B units. See Note 16 — Members’ Deficit for further discussion of Series B warrants.

John Redmond also has an intercreditor agreement with the Seed Financing noteholders which provides for drag-along conversion and certain collateral agency rights under certain terms and conditions.

NOTE 12 — Commitments and Contingencies

From time to time, we may be subjected to claims or lawsuits which arise in the ordinary course of business, including the matters described below. Estimates for resolution of legal and other contingencies are accrued when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies.

Tax Matters

From the first quarter of 2017 until October 31, 2023, the Company failed to remit U.S. federal taxes from amounts withheld from employee wages and also failed to remit the employer portion of such taxes. In addition, during the same period, the Company did not file quarterly federal tax returns on Form 941 to report income taxes and payroll taxes withheld from employee wages. As a result, the Company has an accrued payroll tax liability on its Balance Sheets that amounted to $6.2 million and $5.4 million as of December 31, 2024 and 2023, respectively. The Company is subject to a federal tax lien from the IRS for the tax years previously discussed.

The Company remitted payments to IRS for the employee income taxes withheld and the employee and employer portion of the payroll taxes. The payroll taxes and income taxes withheld were remitted to IRS in full for the payroll periods from November 1, 2023 to December 31, 2024, although four pay cycles during 2024 were late.

The employee income taxes withheld and payroll taxes prior to November 1, 2023 were not remitted to IRS yet. The failure to deposit penalty and associated interest was calculated and recorded in Balance Sheets under the caption of accrued federal tax liability, penalties and interest.

The Company is subject to a state tax lien from the State of Georgia, Gwinnett County, for the tax years 2019 to 2022, for a total lien amount of $71,486. These liens are secured by business inventory and equipment. The Company intends to settle this amount in full.

The Company is subject to a city tax lien from the City of Buford, Georgia, for the tax years 2018 and 2019, and 2022, in the amounts of $975, $9,955 and $403, respectively.

Charging Order

On August 15, 2019, the Superior Court of Fulton County Georgia issued its Order Charging Judgment Debtors (the “Charging Order”). This Charging Order pertained to Judgment Debtors ScanTech Holdings and ScanTech Security and prohibited certain related entities, including the Company, from making distributions to ScanTech Holdings or ScanTech Security.

The Charging Order specifically mandated that all distributions that would otherwise be made to or on behalf of ScanTech Holdings or ScanTech Security shall be paid to Epstein, Becker & Green, PC (“EBG”) instead of being paid to ScanTech Holdings or ScanTech Security until the Judgments are paid in full with interest. EBG was legal counsel to ScanTech Holdings and ScanTech Security, two entities that are not related parties for disclosure purposes but have common ownership with ScanTech.

Subsequent to the issuance of the Charging Order, the Company made a series of payments to third parties on behalf of ScanTech Holdings and ScanTech Security. These payments, which totaled at least $54,000, included the payment of legal fees incurred by ScanTech Holdings and ScanTech Security to defend themselves in the ongoing legal action. The Company intends to address this matter in accordance with the legal process and is taking steps to rectify the situation by working with the Court to ensure full compliance with the Charging Order.

Payments Triggerable by Business Combination

In addition to the above, the Company has certain agreements that provide for payments upon completion of a business combination transaction such as that contemplated by the BCA.

On February 4, 2020, the Company engaged Aegus Corporation (“Aegus”) as a consultant. As amended August 31, 2021 and September 28, 2022, the agreement with Aegus provides for a fee of (i) $180,000 (which has not yet been paid) and (ii) a portion of future capital raised through the efforts, introductions and/or advisory work or Aegus, provided that a merger or sale of the Company takes place on or prior to September 28, 2024. Specifically, the Company must pay $5,000 for every $1.0 million of capital raised up to $5.5 million, but not to exceed a total of 2.5%, of the total proceeds or consideration received from the merger or sale of the Company. Aegus is also entitled to 5% of any non-M&A equity or debt financing received by the Company on or prior to September 28, 2024 from investors referred by Aegus.

Pursuant to the ScanTech Operating Agreement, if the Company receives, or the debt or equity holders of the Company receive as a distribution from the Company or as proceeds relating to the sale of their interests, $20 million in proceeds or other consideration, including Unit or other securities, in respect of their equity or debt interests in the Company, whether in connection with the liquidation, sale, recapitalization, merger, initial public offering or other transaction, the distribution of profits or other proceeds or otherwise, the Company shall pay to (“York Capital) (i) 20% of all such amounts in excess of $20.0 million but less than $100.0 million, and (ii) 10% of all such amounts equal to or in excess of $100.0 million but less than $200.0 million. The Company has no payment obligation to York with respect to (i) proceeds or other consideration used solely for working capital purposes, including, without limitation, proceeds received in connection with a debt or equity investment in the Company.

On January 8, 2020, the Company entered into a consulting agreement with MG Partners, LLC (the “Consultant”). The Consultant was engaged to provide certain referral and other strategic financing consulting services for a term of one year. Thereafter, the MG Partners, LLC consulting agreement automatically renewed for subsequent six-month terms, until terminated by either party. As compensation for such services, the Consultant was entitled to receive a fee for any debt or equity financing procured by MG Partners, LLC. No such amount was payable to the Consultant as of December 31, 2024 and 2023. Between 2.5% - 5.0% of the proceeds of the Business Combination may be due to the Consultant in the event of sale of the Company during the term of the agreement, and for a period of two years thereafter.

During the fourth quarter 2023, Ellenoff Grossman and Schole LLP (“EGS”), the Company’s legal counsel, agreed to receive delay payments on the service fees for services provided to the Company. As of December 31, 2023, the outstanding payment due was $256,869 and deferral service fee of $553,554. As of December 31, 2024, the outstanding payment due was $35,847 and deferral service fee of $1,058,527. The deferral service fees are contingent upon the Company’s ability to successfully complete the business combination. In the event that the Company is unable to complete the business combination, EGS will not be paid for the deferred services provided.

Taylor Freres Settlement Agreements

On October 24, 2024, the Company entered into a settlement and mutual release agreement with Taylor Frères Americas LLP (“TFA”). In connection with the Company’s ongoing restructuring and reorganization activities, the parties wish to settle and resolve any and all claims arising from or related to the engagement letter and the TFA’s other dealings with NACS, ScanTech, John Redmond (the controlling member of NACS and the Chairman of ScanTech) and their affiliates. Pursuance to the agreement, the Company agreed to pay to TFA a good faith deposit in the amount of $50,000, which was paid in full by July 2024.

In addition, NACS agreed to transfer the ownership of its series B units to TFA which equals to 3% of all outstanding Series B Units of the Company. In connection with this agreement, 349,871 units of series B were transferred from NACS to TFA. As of December 31, 2024, TFA owned 8% of all outstanding Series B Units as a result of the transfer.

On October 24, 2024, the Company entered into a settlement agreement with Taylor Freres to replace the expired June 18, 2024 agreement. Pursuance to the agreement, the Company agreed to make its best effort to reimburse TFGS VII Gestion LLC $222,837 for legal costs related to the settlement agreements. In addition, the Taylor Freres parties agreed to convert all of its TF ScanTech equities and liabilities into 1,445,000 shares of the combined company’s common stock at the closing of the business combination. This agreement expired December 31, 2024.

NOTE 13 — Income Taxes

The Company is a limited liability company that is treated as a partnership for federal and state tax return purposes, in which the responsibility for determining and paying income tax is passed through to its members. The Company analyzes its tax filing positions for all open tax years in all of the U.S. federal, state and local tax jurisdictions where it is required to file income tax returns.

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expenses and in evaluating tax positions, including evaluating uncertainties. The Company reviews its tax positions quarterly and adjusts its tax balances as new information becomes available.

NOTE 14 — Series A Units

Series A Units

As of December 31, 2024 and 2023, the Company had 9,965,000 Series A units authorized and outstanding with a stated value of $1 per unit. Series A Units entitle the holder to receive an eight percent (8%) per annum rate of return on the unrecovered capital contribution of such holder.

Mezzanine Classification

Series A units held by NACS are redeemable at any time if the Company has not carried out either a Qualified IPO or Change of Control (as defined in the ScanTech Operating Agreement). These Series A units are classified as “mezzanine” and are accounted for under the ASC accounting topics as Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268, an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. If the Company has not carried out either a qualified IPO or a change of control within five years after the date of the NACS Purchase Agreement, which was dated August 2013, NACS may require the Company to redeem any portion of its Series A Units at any time. Accordingly, as the contingent redemption is not solely in control of the Company, the Company determined that the Series A units should be treated as mezzanine equity.

Liquidation Preference

The Series A units rank, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Company’s Series B and C units and (ii) junior in priority of payment to the Company’s creditors.

Voting

The Series A units confer no voting rights, except as otherwise required by applicable law.

Other Accounting Matters

FASB ASC 815 generally requires an analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The Company performed an evaluation and determined Series A and the host instrument is more akin to equity. The Company identified certain embedded redemption features which it evaluated for bifurcation and determined no bifurcation of these embedded or conversion features was required.

Dividends on redeemable Series A units are included in Accumulated Deficit and accrued in Series A units subject to possible redemption.

As of December 31, 2024 and 2023, the Company had Series A units subject to possible redemption of $28,895,316 and $26,686,397, respectively. This includes the original investment in the amount of $10,000,000.

NOTE 15 — Members’ Deficit

Series A Units

The Company has 245,300 units of Series A units authorized and outstanding as of December 31, 2024 and 2023, other than the Series A Units classified as mezzanine equity discussed in Note 14. Series A units entitle the holder to receive an eight percent (8%) per annum rate of return on the unrecovered capital contribution of such holder, and such holder shall receive priority in distributions with respect to such preferred return.

Holders of the Series A units are not entitled to vote on, or consent to, any matter reserved for vote, or presented for vote, of the members. Series A units are not entitled to receive any distributions other than the preferred return and a return of the capital contributions. Accrued dividends on Series A units are included in Accumulated Deficit and accrued in Dividend Payable.

As of December 31, 2024 and 2023, the Company had accrued dividends payable to Series A unit holders of $427,766 and $376,399, respectively.

Series B Units

The Company has authorized 315,539,527 Series B units. The Series B units entitle the holder to receive a proportionate share of all distributions after payment of the preferred return and the return of capital on the Series A units.

As of December 31, 2024 and 2023, the Company had 9,906,827 Series B units outstanding.

Series C Units

The Series C units are “profits interests” granted to directors, employees and consultants from time to time under the 2012 Plan. Holders of the Series C units do not have voting rights. A number of Series C units equal to fifteen percent (15%) of the total outstanding Series B units and Series C units are reserved for grants under the plan. The allocation and vesting terms of grants of Series C units are determined by the Board of Directors.

As of December 31, 2024 and 2023, there were 1,748,264 of Series C membership interests authorized, and 1,584,327 units of Series C membership interests issued and outstanding.

Warrants and Options

The Company has issued warrants in connection with notes issued between 2014 and 2021. Each warrant entitles the holder to one Series B unit at an exercise price of $0.01 per unit.

Pursuant to a note issued to Seaport in October 2019, as subsequently amended, Seaport has a $10.00 option to purchase a percentage of membership interests of the Company (determined on a fully diluted basis at the time of such exercise) equal to (i) the outstanding principal amount under such note, plus accrued and unpaid interest by (ii) $22,500,000. On June 13, 2023, the Company amended and restated its note with Seaport (the “2023 Seaport Note”). The 2023 Seaport Note provides for a maximum loan amount of $13,000,000, a 12% annual interest rate, a maturity date of March 31, 2024, and is senior secured indebtedness. In addition to principal and interest payable under the note, the note grants Seaport an option to purchase a percentage of membership interests of the Company (determined on a fully diluted basis at the time of such exercise) equal to (i) the outstanding principal amount under such note, plus accrued and unpaid interest by (ii) $20,010,000. The option has no expiration date and will be in full force and effect until it is exercised or the principal and accrued interest of the Seaport Note are paid in full.

As of December 31, 2024 and 2023, the Company had 11,491,154 Series B and Series C units outstanding. See Note 12 — Debt and Warrant Liabilities, for further discussion of warrants.

NOTE 16 — Segment and Geographic Information

The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its co-chief executive officers, who review financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The CODM uses operating income and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow operating income and the allocation of budget between cost of goods sold, research and development, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Revenue	$542,166	$—
Cost of Goods Sold	448,095	—
Operating expenses:
General and administrative expenses	5,579,218	6,283,770
Research and development expenses	3,400,021	3,238,925
Depreciation and amortization	32,564	36,634
Total operating expenses	9,011,803	9,559,329
Loss from operations	(8,917,732)	(9,559,329)
Other income (expense):
Interest expense	(12,364,656)	(10,251,094)
Change in fair value of derivative liabilities	(7,404,768)	649,244
Change in fair value of warrant liabilities	5,783,073	(16,371,612)
Other income (expense), net	(161,712)	—
Total other income (expense):	(14,148,063)	(25,973,462)
Net loss	$(23,065,795)	$(35,532,791)

Total U.S. revenues were $542,166 and $0 for the years ended December 31, 2024 and 2023, respectively.

The Company's long-lived tangible assets were located in the United States of America.

NOTE 17 — Subsequent Events

On January 2, 2025, ScanTech AI consummated a previously announced business combination pursuant to the terms of the business combination agreement (the “Closing”), by and among ScanTech AI, Mars Acquisition Corp., a Cayman Island exempted company, Mars Merger Sub I Corp., a Cayman Islands exempted company and a wholly owned subsidiary of Mars, Mars Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Pubco, ScanTech Identification Beam Systems, LLC, a Delaware limited liability company (“ScanTech”), and Dolan Falconer in the capacity as the representative for holders of units of ScanTech.

On January 2, 2025, Nasdaq approved the listing and registration of the Company's securities. The Company subsequently filed Form S-1 registration statement with Nasdaq on February 10, 2025. Up to 5,372,177 Common Stock of ScanTech AI Systems Inc., par value of $0.0001 per shares, which include 2,553,181 shares of common stock being registered by Seaport Group SIBS LLC is subject to a six-month lock-up after the Closing, while the remaining 2,818,996 common stock will become freely tradable upon the effectiveness of the S-1 form.

The Company also filed Form S-8 registration statement on February 18, 2025 to register 4,000,000 shares of common stock, par value $0.0001 per share. These shares may be issued pursuant to awards under the Equity Incentive Plan of ScanTech AI Systems Inc., as approved by the Company’s board of directors.

On March 20, 2025, Silverback and the Company agreed that Silverback would purchase and settle an amount of up to $8,230,977.25 of debt owed to the Company’s creditors at the discretion of the parties and there is no assurance that the entire settlement amount will be repaid to creditors. Under the terms of the Settlement Agreement and Stipulation (“Settlement Agreement”) discussed below, Silverback agreed to purchase bona fide, outstanding, and unpaid creditor claims in exchange for shares of the Company’s common stock in a state court-approved transaction, in compliance with the terms of Section 3(a)(10) of the Securities Act of 1933, as amended. The Settlement Agreement was approved by the state court after a fairness hearing pursuant to the requirements of Section 3(a)(10) of the Securities Act of 1933, as amended, on March 26, 2025.

On March 31, 2025, the Company and ScanTech Identification Beam Systems, LLC entered into an Amendment to Seaport Bridge Loans (the “Seaport Bridge Loan Amendment”) with Seaport Group SIBS LLC (“Seaport”) and Seaport to terminate a credit facility in the amount of $2,250,000 and several loans with the Company that provided funding in connection with the Ontario Power Generation order in the amount of $2,600,000, among which the Company expects to retain approximately $1,200,000 in cash from accounts receivable rather than using it to pay off the loan to Seaport. In exchange, the Company agreed to issue: i) 2,250,000 shares of Common Stock for terminating the prior facility agreement, ii) 2,600,000 shares of Common Stock for terminating the debt agreement related to the Ontario Power Generation order, and iii) 500,000 shares of Common Stock as compensation to the transaction. The shares under the Seaport Bridge Loan Amendment will not be registered until the Company files a registration statement for the resale of the securities, and Seaport will be subject to a six-month lock-up after the closing of the business combination.

Previously, on September 5, 2023, ScanTech Identification Beam Systems, LLC entered into a Business Combination Agreement (the “BCA”) with Mars Acquisition Corp., a Cayman Island exempted company (“Mars”), the Company and other parties thereto, of which further closed on January 2, 2025. Prior to the execution of the BCA, St. James had an outstanding loan to the Company (the “Original Loan”). On April 25, 2025, the Company and St. James entered into a Settlement Agreement to (i) terminate the Original Loan, (ii) release all claims held by both the Company and St. James, (iii) and enter into the Promissory Note. As parties to the Original Loan, NACS LLC and John Redmond also agreed to release all claims arising from the termination of the Original Loan.

On April 25, 2025, ScanTech AI Systems Inc. (the “Company”) and St. James Bank and Trust Company Ltd. (“St. James”) entered into an unsecured promissory note (the “Promissory Note”) pursuant to which St. James agreed to loan the Company $2,850,000 at an annual interest rate of 12.0% with a maturity date of October 25, 2025 (the “Maturity Date”). Pursuant to the Promissory Note, the Company is granted, at its sole option, up to two extensions of 180-days each, beyond the Maturity Date. Assuming the Company opts to utilize an extension, the Company will pay St. James (i) in shares of common stock, par value $.0001 per share, of the Company (the “Common Stock”) at a value of $9.87 per share in an amount equal to 125% of the then total outstanding balance of the Promissory Note at the time of an extension minus any shares St. James has sold to date to pay off the outstanding balance of the Promissory Note, (ii) in cash, or (iii) a combination of shares and cash. In the event both extensions have been opted into and the Company further chooses not to repay any remaining balance due pursuant to the Promissory Note and the shares issued to St. James and sold by St. James do not satisfy the Company’s money owed under the Promissory Note, the Company and St. James will enter a new unsecured promissory note for a period of 180 days. As contemplated by the Promissory Note, on April 25, 2025, the Company and St. James also entered into a Subscription Agreement (the “Subscription Agreement”) to represent any issuances of Common Stock to St. James at either extension.

Previously, on May 7, 2024, Aegus corporation (“Aegus”) and the Company entered into a bridge financing note for a principal amount of $260,000, including all interest accrued, in the form of a Promissory Note (the “Bridge Note”). On April 28, 2025, the Company and Aegus entered into an amendment to the Bridge Note of which both (i) terminated the Bridge Note and released all collateral subject to the Bridge Note; and (ii) issued 360,000 shares of Common Stock to Aegus consisting of (a) 260,000 shares of Common Stock to be registered on an amendment to the Company’s Registration Statement on Form S-1 (File No. 333-284806) filed on February 10, 2025; and (b) 100,000 shares of Common Stock to be issued upon approval by the board of directors of the Company of an appropriate reduction in the Company’s debt to be completed on a best efforts basis by the Company no later than June 30, 2025.

Previously, on December 31, 2024, ScanTech AI Systems Inc. (the “Company”) and Polar Multi-Strategy Master Fund (“Polar”) entered into a promissory note for a principal amount of $1,250,000 (the “Promissory Note”). On April 29, 2025, the Company, ScanTech Identification Beam Systems, LLC (“SIBS”), and Polar entered into a subscription and settlement agreement (the “Polar Subscription and Settlement Agreement”), which (i) terminated the Promissory Note and released all collateral subject to the Promissory Note; (ii) released all claims held by the Company, SIBS and Polar in connection with the Promissory Note, effective upon filing of the Company’s amendment to the Registration Statement on Form S-1 (File No. 333-284806) filed on February 10, 2025 (the “Resale Registration Statement”); and (iii) issued 1,500,000 shares of common stock, par value $0.0001 per share of the Company (the “Common Stock”) to Polar to be registered on an amendment to the Resale Registration Statement. The Company is obligated to use its commercially reasonable efforts to cause the Resale Registration Statement to be declared effective by the Securities and Exchange Commission no later than August 1, 2025. In the event the Resale Registration Statement is not declared effective by August 1, 2025, the Polar Subsctiption and Settlement Agreement will be deemed null and void, and the principal amount due pursuant to the Promisisory Note shall become immediately due and payable.

Previously, the Company, John Redmond (“Redmond”), and NACS, LLC (“NACS” and collectively with Redmond, referred to as “Redmond”) entered into various loan agreements for a total of $2,000,000 in principal amounts (the “Redmond Loans”). On April 29, 2025, the Company, SIBS, and Redmond entered into a subscription and settlement agreement (the “Redmond Subscription and Settlement Agreement”) to (i) terminate the Redmond Loans; (ii) release the collateral subject to the Redmond Loans; (iii) release all claims held by the Company, SIBS, NACS, and Redmond; (iv) provide the opportunity for Redmond to recoup $1,200,000 in principal owed via a Section 3(a)(10) offering on or before the date of filing of the amendment to the Resale Registration Statement, and to the extent all or a portion of the $1,200,000 is not recouped via a Section 3(a)(10) offering prior to the filing of the amendment to the Resale Registration Statement, then the remaining unattained portion shall be included in shares valued at $1.00 on the amendment to the Resale Registration Statement; and (v) 800,000 shares of Common Stock to be registered on the Resale Registration Statement.

Pursuant to the Fifth Amended and Restated Operating Agreement of SIBS, York Capital Management Global Advisors, LLC (“York”) received the right to receive sharing interests of the Company’s proceeds. On April 30, 2025, the Company, SIBS, and York entered into a stock issuance agreement (the “York Stock Issuance Agreement”) to both (i) release the Company and SIBS from the sharing interest granted to York; and (ii) issue York 1,700,000 shares of Common Stock of which 700,000 shares of Common Stock are to be registered on the Resale Registration Statement and 1,000,000 shares of Common Stock to be registered on a second resale registration statement by August 28, 2025.