Form 10-Q
period 2025-03-31
ScanTech AI Systems Inc.
filed 2025-07-25
CIK 1994624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐

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

The number of shares of the common stock of the registrant issued and outstanding as of July 15, 2025 was 48,262,310 shares of common stock.

SCANTECH AI SYSTEMS INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART 1 - FINANCIAL INFORMATION

Item 1. – Financial Statements (unaudited)

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$771,171	$22,317
Prepaid expenses	2,990,434	164,391
R&D tax credit receivable	135,437	164,761
Accounts receivable	—	287,448
Inventory	1,319,414	1,426,140
Total current assets	5,216,456	2,065,057
Property and equipment, net	50,116	51,387
Other long term assets	36,333	36,333
Total assets	$5,302,905	$2,152,777
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,028,453	$4,733,031
Accrued expenses and other current liabilities	11,267,154	9,442,304
Accrued compensation	672,366	1,692,327
Accrued federal tax liability, penalties and interest	5,852,268	6,232,925
Interest payable	295,413	17,762,972
Interest payable to related parties	574,408	39,711,139
Dividend payable	—	427,766
Deferred revenue	1,256,236	1,621,707
Derivative liabilities	—	8,327,602
Warrant liabilities	—	16,241,092
Related parties payable	1,255,095	1,547,082
Short-term debt, net	5,795,456	27,648,051
Short-term debt from related parties, net	4,420,432	22,346,055
Accrued issuable equity	6,090,000	—
Total current liabilities	$43,507,281	$157,734,053
Long-term debt, net	3,000,000	—
Long-term debt from related parties, net	14,701,451	—
Earn-out liabilities	30,000	—
Total liabilities	$61,238,732	$157,734,053
Commitments and contingencies (Note 13)
Series A units subject to possible redemption, 9,965,000 units at a redemption value of $2.90 per unit as of December 31, 2024; none as of December 31, 2025	—	28,895,316
Shareholders’ deficit
Series A units (prior to reverse recapitalization, 245,300 units authorized, issued and outstanding as of December 31, 2024; after reverse recapitalization, no units issued and outstanding as of December 31, 2024 and March 31, 2025	—	—
Series B units (prior to reverse recapitalization, 315,539,527 units authorized, 9,906,827 issued and outstanding as of December 31, 2024; after reverse recapitalization, no units issued and outstanding as of December 31, 2024 and March 31, 2025	—	—
Series C units (prior to reverse recapitalization, 1,748,264 units authorized, 1,584,327 issued and outstanding as of December 31, 2024; after reverse recapitalization, no units issued and outstanding as of December 31, 2024 and March 31, 2025	—	—
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 25,609,510 shares issued and outstanding as of March 31, 2025; 14,184,397 as of December 31, 2024	2,561	1,418
Additional paid-in capital	131,227,059	—
Accumulated deficit	(187,165,447)	(184,478,010)
Total shareholders’ deficit	$(55,935,827)	$(184,476,592)
Total liabilities and shareholders’ deficit	$5,302,905	$2,152,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Revenue	$365,471	$—
Cost of goods sold	238,592	—
Operating expenses:
General and administrative expenses	4,763,716	1,110,229
Research and development expenses	1,018,352	875,342
Depreciation and amortization	8,215	8,119
Total operating expenses	5,790,283	1,993,690
Loss from operations	(5,663,404)	(1,993,690)
Other income (expense):
Change in fair value of derivative liabilities	(827,445)	(541,639)
Change in fair value of warrant liabilities	223,162	(13,043,192)
Change in earnout liability	(30,000)	—
Transaction costs expensed	(9,665,004)	—
Gain on settlement of forward purchase agreement	1,406,669	—
Interest expense	(723,467)	(2,872,951)
Other income	—	14,019
Gains from extinguishment of debt, net	12,592,052	—
Total other income (expense):	2,975,967	(16,443,763)
Loss before income taxes	(2,687,437)	(18,437,453)
Provision for income taxes	—	—
Net loss	$(2,687,437)	$(18,437,453)
Net loss per share/unit:
Basic and diluted	$(0.12)	$(0.09)
Weighted average number of shares/units:
Basic and diluted	23,198,658	220,025,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Preferred
	Nonvoting Units				Series C Profit
	Non				Interest				Additional
	redeemable		Series B Units		Nonvoting		Common Shares		Paid-In	Accumulated	Shareholders’
Three Months Ended March 31, 2025	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	245,300	$—	9,906,827	$—	1,584,327	$—	—	$—	$—	$(184,476,592)	$(184,476,592)
Retroactive application of recapitalization	(245,300)	—	(9,906,827)	—	(1,584,327)	—	14,184,397	1,418	—	(1,418)	—
Adjusted Balances, beginning of period	—	—	—	—	—	—	14,184,397	1,418	—	(184,478,010)	(184,476,592)
Conversion of debt to common shares	—	—	—	—	—	—	2,248,945	225	7,917,711	—	7,917,936
Issuance of common shares for the settlement of accounts payable	—	—	—	—	—	—	1,101,868	110	2,567,242	—	2,567,352
Settlement of derivative liabilities into common shares	—	—	—	—	—	—	2,593,000	259	5,906,181	—	5,906,440
Issuance of common shares in connection with non-redemption agreements	—	—	—	—	—	—	404,076	40	901,049	—	901,089
Share-based compensation	—	—	—	—	—	—	225,000	23	470,228	—	470,250
Common shares issued in exchange for cash	—	—	—	—	—	—	303,951	30	999,970	—	1,000,000
Reverse recapitalization transactions, net	—	—	—	—	—	—	4,548,273	455	112,464,679	—	112,465,134
Net income (loss)	—	—	—	—	—	—	—	—	—	(2,687,437)	(2,687,437)
Balance as of March 31, 2025	—	—	—	—	—	—	25,609,510	$2,561	$131,227,060	$(187,165,447)	$(55,935,827)

	Series A Preferred
	Nonvoting Units				Series C Profit
	Non				Interest				Additional
	redeemable		Series B Units		Nonvoting		Common Shares		Paid-In	Accumulated	Shareholders’
Three Months Ended March 31, 2024	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	245,300	$—	9,906,827	$—	1,584,327	$—	—	$—	$—	$(159,184,883)	$(159,184,883)
Retroactive application of recapitalization	(245,300)	—	(9,906,827)	—	(1,584,327)	—	4,584,273	454	—	(454)	—
Adjusted Balances, beginning of period	—	—	—	—	—	—	—	454	—	(159,185,337)	(159,184,883)
Adjustment to shareholder receivables	—	—	—	—	—	—	—	—	(630)	—	(630)
Preferred A Unit dividend	—	—	—	—	—	—	—	—	630	(545,989)	(545,359)
Net loss	—	—	—	—	—	—	—	—	—	(18,437,453)	(18,437,453)
Balance as of March 31, 2024	—	—	—	—	—	—	4,584,273	$454	$—	$(178,168,779)	$(178,168,325)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Month Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$(2,687,437)	$(18,437,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,215	8,120
Share-based compensation expense	470,250	—
Gain from extinguishment of debt, net	(12,592,052)	—
Change in fair value of derivative liabilities	827,445	541,639
Change in fair value of warrant liabilities	(223,162)	13,043,192
Transaction costs expensed	9,665,004	—
Gain on settlement of forward purchase agreement	(1,406,669)
Change in operating assets and liabilities:
R&D tax credit receivable	29,324	26,562
Prepaid and other current assets	(2,162,243)	(59,113)
Accounts receivable	287,448
Inventory	106,726	(149,874)
Accounts payable	2,948,225	202,786
Accrued liabilities	1,111,738	15,444
Accrued compensation	12,228	76,368
Accrued federal tax liability, penalties and interest	(380,657)	436,389
Interest payable	1,240,833	1,175,546
Interest payable to related parties	(517,366)	1,697,404
Deferred revenue	(365,471)	66,470
Payable to related parties	(83,260)	4,884
Earnout liabilities	30,000	—
Net cash provided by (used in) operating activities	(3,680,881)	(1,351,636)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,944)	—
Net cash used in investing activities	(6,944)	—
FINANCING ACTIVITIES
Proceeds from loans	3,000,000	1,024,000
Proceeds from stock options and warrant exercised	30,010	—
Proceeds from settlement of forward purchase agreement	1,406,669	—
Adjustment to shareholder receivables	—	(630)
Net cash provided by (used in) financing activities	4,436,679	1,023,370
Net increase (decrease) in cash during period	748,854	(328,266)
Cash, beginning of period	22,317	333,084
Cash, end of period	$771,171	$4,818
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Conversion of debt, warrant and derivatives to equity, other	$22,797,815	$—
Conversion of debt, warrants and derivatives to equity, troubled debt restructuring	$54,499,066	$—
Conversion of Seaport warrant to equity	$12,387,186	$—
Conversion of accounts payable to equity	$1,652,803	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCANTECH AI SYSTEMS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 — Description of Organization and Business Operations

Organization and Nature of Operations

ScanTech AI Systems Inc. (the “Company” or “ScanTech AI”), formerly known as ScanTech Identification Beam Systems, LLC (the “Legacy Company” or “ScanTech”), is incorporated in Delaware with headquarters in Buford, Georgia. The Company is developing and deploying security screening systems that protect travelers and other members of the public from criminals, terrorists and other bad actors. It has developed a proprietary Computed Tomography scanning system that uses fixed-gantry technology to detect explosives, weapons, narcotics and other contraband. Since inception, the Company’s operations have been focused primarily on research and development, product testing, sales and marketing, as well as raising capital to support its domestic and international certification efforts.

On September 5, 2023, Mars Acquisition Corp. (“Mars”) entered into a Business Combination Agreement (as amended on December 19, 2023, April 2, 2024, April 17, 2024, and September 30, 2024, “Business Combination Agreement”) with ScanTech AI Systems Inc., a Delaware corporation and a wholly owned subsidiary of Mars, Mars Merger Sub I Corp., a Cayman Islands exempted company and a wholly owned subsidiary of the Company (“Purchaser Merger Sub”), Mars Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Company Merger Sub”), the Legacy Company, and Dolan Falconer in the capacity as the representative (the “Seller Representative”).

The Company, Purchaser Merger Sub and Company Merger Sub are newly formed entities that were formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement. The Company was a wholly-owned direct subsidiary of Mars and both Purchaser Merger Sub and Company Merger Sub are wholly-owned direct subsidiaries of the Company. Pursuant to the Business Combination Agreement, on January 2, 2025 (the “Effective Time”), each of the following transactions occurred in the following order: (a) Purchaser Merger Sub merged with and into Mars, with Mars continuing as the surviving entity (“Purchaser Merger”), and, in connection therewith, each ordinary share of Mars issued and outstanding immediately prior to the Effective Time will be cancelled in exchange for the right of the holder thereof to receive, with respect to each ordinary share that is not redeemed or converted at Closing, one share of common stock of the Company (“Common Stock”); (b) Company Merger Sub merged with and into ScanTech, with ScanTech continuing as the surviving entity (“Company Merger”, and together with the Purchaser Merger, the “Mergers”), and, in connection therewith, (i) ScanTech Units issued and outstanding immediately prior to the Effective Time were cancelled in exchange for the right of the holders thereof to receive shares of Common Stock as set forth in the Business Combination Agreement and (ii) any convertible securities of ScanTech were terminated; and (c) as a result of the Mergers, Mars and ScanTech each became wholly owned subsidiaries of the Company, and the Company became a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the provisions of applicable law.

Going Concern Consideration

As of March 31, 2025, the Company had $771,171 in cash, a significant working capital deficit of $38,290,825 and accumulated deficit of $187,165,447. For the three months ending March 31, 2025, net cash used in operating activities was $3,680,881. The Company’s business plan is dependent on several factors, including securing customer agreements, achieving the Transportation Safety Administration’s APSS 6.2 certification, and raising capital to fund operations, each of which may not occur. The Company is expected to continue to incur losses, and its ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support the Company’s cost structure. The Company may never achieve profitability and, unless and until it does, the Company will need to continue to raise additional capital.

We currently have very little cash resources and significantly greater current liabilities than current assets. The majority of our funding has been advances from Seaport Group SIBS LLC (“Seaport”). Should Seaport cease to make such advances prior to us obtaining other sources of financing sufficient to pay its expenses and current liabilities, we would be unable to continue in business.

Historically, we have financed operations primarily through cash generated from debt offerings and equity raises. Our primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures. Our principal long-term working capital use primarily includes research and development expenses, operational payroll and development of scanning for customers.

Our liquidity needs will be dependent on the performance of our business. We may be required to pursue additional financing sources or take other measures to improve our liquidity. As a result of the foregoing, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these financial statements are issued.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), as determined by the Financial Accounting Standards Board (“FASB”) through the Accounting Standards Codification (“ASC”).

Accounting for the Business Combination

The Business Combination is accounted for as a reverse recapitalization, with Mars being treated as the acquired company and the Legacy Company treated as the accounting acquirer for financial reporting purposes. This accounting treatment is equivalent to the Legacy Company issuing stock for the net assets of Mars, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Operations prior to the Business Combination are presented as those of the Legacy Company and the accumulated deficit of the Legacy Company has been carried forward after Closing.

All periods prior to the Business Combination have been retrospectively adjusted to reflect the reverse recapitalization. In connection with the reverse recapitalization treatment of the Business Combination, all issued and outstanding securities of Mars upon Closing were treated as issuances of the Company upon the consummation of the Business Combination.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU No. 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024. See Note 17, Segment and Geographic Information, in these notes to the financial statements for further detail.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of income statement expenses, which requires disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each income statement expense caption, as applicable. The updated standard is effective for our annual periods beginning in fiscal year 2026 and interim periods beginning in the first quarter of fiscal year 2027.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash deposits with major financial institutions over the FDIC limit. There were no cash equivalents as of March 31, 2025 and December 31, 2024.

Fair Value Measurement

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the factors that market participants would use in valuing the asset or liability. There are three levels of input that may be used to measure fair value:

Level 1 Quoted prices in active markets for identical assets or liabilities that the entity can access.

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

Assets and liabilities measured at fair value are classified based on the lowest level of input that is significant to the fair value measurement. The Company reviews the fair value hierarchy classification on an as needed basis. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company recognizes transfers into and out of levels within the fair value hierarchy in the appropriate period in which the actual event or change in circumstances caused the transfer to occur.

Prepaid Expenses and Other Current Assets

Prepaid expenses consist primarily of prepaid insurance premiums and retainers for services.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Maintenance, repairs, and minor replacements are charged to expenses as incurred. Depreciation on property and equipment is recorded using the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the accompanying condensed consolidated statements of operations in the period realized.

We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. The assets of the Company with indicators of impairment are evaluated for recoverability by comparing its undiscounted future cash flow with its carrying value. If the carrying value is greater than the undiscounted future cash flows, we then measure the asset’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value. There were no impairment charges for the three months ended March 31, 2025 and for the year ended December 31, 2024.

Inventories

Inventory is valued at the lower of cost or net realizable value. Costs include materials and direct labor on a first-in-first-out basis. We review inventory quantities on hand and record provisions for estimated excess, slow moving, and obsolete inventory. The evaluation of the carrying value of our inventories takes into consideration such factors as historical and anticipated future sales compared to quantities on hand and the prices we expect to obtain for products. We adjust excess and obsolete inventories to net realizable value, and write-downs of excess and obsolete inventories are recorded as a component of cost of revenues. See Note 8 – Inventories, for further details.

Leases

The Company accounts for leases under ASC 842, Leases. The core principle of this standard is that a lessee should recognize the assets and liabilities that arise from leases, by recognizing in the condensed consolidated balance sheets a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term.

The Company recognizes right-of-use (“ROU”) assets and lease liabilities for leases with terms greater than 12 months. Leases are classified as either finance or operating leases. This classification dictates whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.

The Company’s leases are capitalized at the present value of the minimum lease payments not yet paid. The Company uses either the rate implicit in the lease, if readily determinable, or the Company’s incremental borrowing rate for a period comparable to the lease term in order to calculate the net present value of the lease liability.

Short-term leases (leases with an initial term of 12 months or less or leases that are cancelable by the lessee and lessor without significant penalties) are not capitalized but are expensed on a straight-line basis over the lease term. The Company has one short term operating lease for the Company’s combined office and warehouse facility located in Buford, Georgia.

Revenue Recognition

Overview

The Company’s sales revenue includes revenues related to deliveries of new CT Sentinel scanning systems, and specific other products and services that meet the definition of a performance obligation under ASC 606, Revenue from Contracts with Customers, including when-and-if-available operating system updates and bins. We recognize revenue from CT Sentinel scanning systems upon customer acceptance. Customer acceptance occurs at the earlier of when the customer provides notice or within 30 days of customer receipt of goods. We recognize revenue on bins once goods are at the shipping points. Revenue attributable to when-and-if-available operating system updates, if material, are recognized on a straight-line basis over the expected ownership life of the CT Sentinel scanning systems, as we have a stand-ready obligation to deliver such services to the customer. All our revenue for the three month periods ended March 31, 2025 and March 31, 2024 was recognized at point-in-time upon customer acceptance.

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

The Company currently has one customer to whom it sells its baggage scanning systems, which is a distributor. We act as principal in this transaction as we are primarily responsible for fulfilling the contract and have inventory risk, and thus record the gross amount earned within total revenue. Baggage scanning systems including fixed gantry detectors, image-processing units and conveyance systems are sold as a combined baggage scanning system. Training services designed to enable distributor customers to service baggage scanning systems they sell to end users of such systems are deemed to be immaterial in the context of the contract.

Restocking fees

Restocking fees for goods expected to be returned are included in the estimate of the transaction price at contract inception and recorded as revenue when control of the good transfers. Restocking costs are recorded as a reduction of the amount of return assets when control of the good is transferred to the customer. There were no goods expected to be returned at contract inception. No restocking fees were incurred for the three months ended March 31, 2025 or 2024, respectively.

Disaggregation of Revenue

The Company has one reportable operating segment. Currently the Company has only one revenue contract, all of which relates to a customer located in North America.

Contract Balances

Contract liabilities are included within the deferred revenues in the condensed consolidated balance sheets. The Company does not have any material contract assets.

Deferred revenue represents the Company’s obligation to transfer goods or services to its customers for which it has already received consideration (or the amount is due) from the customer. The Company’s deferred revenue balance primarily relates to contract advances. Deferred revenue in the amount of $1,256,236 and $1,621,707 were recorded in the Balance Sheet as of March 31, 2025 and December 31, 2024, respectively.

The Company recognized revenue, included in the prior year balance, in the amount of $365,471 for the three months ended March 31, 2025. No revenue was recognized for the three months ended March 31, 2024.

Research and Development

Research and development costs for prototype scanning machines were expensed as incurred because they have no alternative future use beyond their current testing programs and therefore no economic benefit in the future. Labor costs, including salaries, employee benefits, payroll taxes, and third-party contractor expenses, were expensed as incurred.

Share-Based Compensation

Following the completion of the Business Combination on January 2, 2025, the Company filed a registration statement with the SEC to register 4,000,000 shares of Common Stock on February 18, 2025, which may be issued pursuant to awards under the Equity Incentive Plan of ScanTech AI Systems Inc. (the “2025 Equity Incentive Plan”). The number of shares of Common Stock that may be issued under the 2025 Equity Incentive Plan is equal to 15% of the aggregate number of shares of Common Stock issued and outstanding immediately after the closing of the Business Combination (calculated on a fully diluted basis).

The 2025 Equity Incentive Plan provides for noncash equity-based compensation through the grant of Common Stock. Stock-based compensation is based on the fair value of the Common Stock on the grant date, as determined by the daily price movement of the Nasdaq stock market. Compensation expense is recognized over the period from the grant date through the expected vest date.

Net Income (Loss) per Share

The Company computes basic net income (loss) per share by dividing net income (loss) attributable to stockholders by the weighted average number of shares outstanding. Diluted income (loss) per unit is computed by giving effect to all potentially dilutive issuances of shares using the treasury stock method for warrants and the if-converted method for convertible notes. When the Company incurs a net loss, the effect of the Company’s outstanding warrants and convertible notes are not included in the calculation of diluted loss per share as the effect would be anti-dilutive.

Research and Development (R&D) Tax Credit

The Company accounts for Georgia R&D tax credits as current assets on its condensed consolidated balance sheets. Georgia R&D tax credits are calculated at the time of annual state income tax filing, and management considers R&D tax credits to be assets once the Georgia Department of Revenue approves the R&D tax credit calculation. The Company is permitted to elect to apply credits to future state employer payroll withholding or income taxes. When the Company elects to apply R&D tax credits to employer payroll withholding, application of R&D tax credits reduces the liability for employer payroll withholding for the quarter in which such tax credits are applied.

Transaction costs

The Company accounts for transaction costs incurred in connection with de-SPAC transactions in accordance with ASC 805, Business Combinations. Costs that are directly attributable to the issuance of equity instruments, such as legal, accounting, and advisory fees related to the merger and recapitalization, are recorded as a reduction to additional paid-in capital. Other costs that are not directly related to the equity issuance, including costs associated with business combination activities, are expensed as incurred. The Company evaluates each cost to determine the appropriate accounting treatment based on its nature and purpose.

Debt Issuance Costs

Debt issuance costs are incremental costs directly attributable to the issuance of a debt instrument, such as legal fees, underwriting fees, registration costs, and other professional services. Under ASC 835 - 30, these costs are not expensed immediately; instead, they are capitalized and presented as a direct deduction from the carrying amount of the related debt liability on the balance sheet (except for revolving credit arrangements, where they are recorded as an asset). The capitalized costs are then amortized over the term of the debt using the effective interest method, and the amortization is recorded as interest expense in the income statement.

The only debt issuance costs incurred by the Company during the periods presented relate to the Seaport OPCO debt incurred in the prior year; there were no debt issuance costs incurred in the three months ended March 31, 2025. In accordance with ASC 835 - 30, the Company capitalized these issuance costs as a direct deduction from the carrying amount of the related debt liability. The capitalized costs are being amortized over the term of the respective debt agreements using the effective interest method, with the amortization recorded as interest expense in the condensed consolidated financial statements.

NOTE 3 — Business Combination and Reverse Recapitalization

Business Combination

On September 5, 2023, ScanTech AI entered into the Business Combination Agreement with Mars, Purchaser Merger Sub, Company Merger Sub, the Legacy Company, and the Seller Representative. See Note 1 for additional information. The transactions contemplated by the Business Combination Agreement are hereinafter referred to collectively as the “Business Combination.”

On January 2, 2025 (“Closing”), the Company consummated its Business Combination pursuant to the terms of the Business Combination Agreement. The Business Combination was structured as follows:

●At the Closing, each Ordinary Share of Mars that was not redeemed or converted at Closing was converted into one share of Common Stock. Each issued and outstanding unit of Mars (“Unit”) was automatically separated into (i) one Ordinary Share and (ii) one right (“Right”) to receive two-tenths of one share of Ordinary Share. 2,026,806 shares of Common Stock were issued to public shareholder of Mars (reflecting the conversion of Rights and the redemption of Ordinary Shares at the Closing), 2,245,467 shares of Common Stock were issued to Mars’ officers and directors, Mars Capital Holdings Corporation, a British Virgin Islands business company (the “Sponsor”) and each transferee of founder shares, and 276,000 shares of Common Stock were issued to Maxim Group LLC (“Maxim”), as the representative of the underwriters in the initial public offering of Mars.
●Each ScanTech unit issued and outstanding immediately prior to the Closing was cancelled in exchange for the right of the holders thereof to receive shares of Common Stock as set forth in the Business Combination Agreement. Holders of ScanTech units collectively were issued in aggregate of 14,184,397 shares of Common Stock.

Redemption

Prior to the Closing, certain public shareholders of Mars exercised their rights to redeem certain Ordinary Shares for funds previously held in the trust account, resulting in the redemption of 1,434,626 Ordinary Shares for an aggregate payment of approximately $16.0 million. After redemptions, there was a total of 646,806 Ordinary Shares, which were converted into Common Stock in connection with the Business Combination, and approximately $7.27 million remained in the trust account.

Forward Purchase Agreement with RiverNorth

Pursuant to the forward purchase agreement by and among ScanTech, the Company and RiverNorth, entered on prior to the Business Combination Agreement, RiverNorth purchased 400,000 Ordinary Shares from the open market, and these shares were not redeemed at Closing and were subsequently converted into shares of Common Stock upon Closing. When the funds held in the trust account were disbursed, RiverNorth was reimbursed approximately $4.50 million from the funds.

Share Ownership Upon Closing

The number of shares of Common Stock issued in connection with the Business Combination and subsequent equity conversion was as follows:

Common Stock
Ordinary Shares, outstanding prior to the Business Combination	2,081,432
Less: Redemption of Ordinary Shares	(1,434,626)
Ordinary Shares, including 400,000 shares subject to the RiverNorth FPA	646,806
Ordinary Shares from the conversion of Rights	1,380,000
Ordinary Shares held by Mars’ officers and directors, the Sponsor and each transferee of founder shares	2,245,467
Ordinary Shares held by Maxim	276,000
Common Stock issued to holders of ScanTech units	14,184,397
Common Stock Upon the Business Combination	18,732,670

Transaction Financing

Forward Purchase Agreement with RiverNorth

RiverNorth was allowed to sell the Ordinary Shares at a price that is either (1) equal or exceed the price at redemption, the Volume-Weighted Average Price (VWAP) for the preceding 10 trading days that is higher than $10.00 per share, (3) or a lower price agreed by ScanTech AI. Following sales of the Ordinary Shares, RiverNorth shall remit the funds from sale of Ordinary Shares to ScanTech AI, subject to adjustments. All Ordinary Shares were sold by RiverNorth pursuant to the terms of the FPA and approximately $1.4 million was remitted to ScanTech AI.

Until the date that gross proceeds from the sale of the shares by RiverNorth were remitted to ScanTech AI, ScanTech AI recognizes the shares held by RiverNorth as a liability at fair value, with subsequent changes in fair value recognized in the ScanTech AI’s condensed consolidated statements of operations each reporting period until the date of the remittal. Upon receipt of consideration related to the sale of Ordinary Shares sold by RiverNorth, ScanTech AI recorded the receipt of funds as an increase to cash and a decrease to the liability associated with the shares to be sold by RiverNorth to zero.

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

Seaport Promissory Note

On December 31, 2024, Seaport Group SIBS LLC and ScanTech AI entered into a senior unsecured promissory note (“Seaport Promissory Note”), pursuant to which Seaport provided ScanTech with an investment of $1,000,000 as transaction financing in connection with the Business Combination.

Seaport Credit Facility

On December 31, 2024, Seaport SIBS LLC, an affiliate of Seaport, entered into a senior secured credit facility with ScanTech AI (the “Seaport Credit Facility”) for a maximum of $2,000,000, with the initial advance available 15 days after execution. The principal amount and accrued interest are due upon demand no later than 12 months from the date of funding. The Seaport Credit Facility bears Payment-In-Kind (PIK) interest at 15.0% per annum, calculated on a 360-day year. Secured by the borrower’s collateral pool, the facility designates the holder as a party to the Intercreditor Agreement dated September 24, 2024. As of March 31, 2025, none was drawn from the Seaport Credit Facility.

Troubled Debt Restructuring

In accordance with ASC 470-60, Troubled Debt Restructurings by Debtors, the Company evaluated certain debt modifications that occurred in connection with the closing of the Business Combination on January 2, 2025. At the time of the transaction, the Company was experiencing financial difficulties, including being in default on existing debt obligations and lacking the ability to service such debts.

As part of the Business Combination, the Company entered into agreements with various holders of warrants, derivatives, and promissory notes for the cancellation of outstanding liabilities. The total carrying amount of principal and accrued interest extinguished was approximately $104.2 million. In exchange, the creditors received shares of PubCo valued at approximately $20.5 million, based on the closing share price of $2.23 per share on January 2, 2025.

Management determined that the restructuring constituted a troubled debt restructuring as defined by ASC 470-60, as the creditors granted concessions and the Company was experiencing financial difficulty. The transaction resulted in an aggregate gain on troubled debt restructuring of $83.7 million. $29.3M of the gain was recognized in the consolidated statement of operations for the three-months ended March 31, 2025. $54.5 million of the gain was recognized as an adjustment to additional paid in capital as these debts were held by a related party and tantamount to a capital transaction.

The per-share impact of the gain on restructuring of liabilities was $1.26, based on the weighted-average shares outstanding during the period.

Share Issuances in Connection with the Transaction Financing and Debt to Equity Conversions at or after the Closing

On December 31, 2024, Polar agreed to reduce its entitlement from 1,250,000 subscription shares under the Subscription Agreements dated April 4, 2024 and May 5, 2024 to 312,500 shares of Common Stock. The shares were issued on January 31, 2025.

On December 31, 2024, Seaport agreed to receive 303,951 shares of Common Stock as repayment of the investment under the Seaport Promissory Note, including any and all accrued interest, issued on February 18, 2025.

On January 6, 2025, ScanTech AI issued 362,676 shares of Common Stock in connection with the non-redemption agreement entered into in January 2024 by ScanTech AI, Mars, and the investors party thereto, who agreed not to exercise their redemption rights with respect to their shares in Mars in connection with the extraordinary meeting held on January 30, 2024. ScanTech AI also issued 41,400 shares of Common Stock in connection with the convertible promissory notes dated March 31, 2024, and April 30, 2024, and in exchange for funding provided by the investors in support of the Business Combination.

On February 10, 2025, ScanTech AI filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) to register (i) 1,149,230 shares of Common Stock to Seaport Group SIBS LLC pursuant to BCA Amendment No. 4 and in connection with the promissory bridge note dated March 27, 2024; (ii) 1,000,000 shares of Common Stock in connection with the senior unsecured promissory note dated December 31, 2024; and (iii) 100,000 shares of Common Stock to Seaport pursuant to the supplemental agreement dated January 2, 2025.

On February 18, 2025, ScanTech AI issued (i) 200,000 shares of Common Stock to Steele Interests SIBS LLC in accordance with the supplemental agreement entered into as of January 31, 2025, (ii) 234,380 shares of Common Stock to Aegus Corp. (“Aegus”) pursuant to BCA Amendment No. 4; (iii) 70,000 shares of Common Stock to Aegus in accordance with the settlement agreement and mutual release dated October 14, 2024; (iv) 23,000 shares of Common Stock to Aegus in accordance with the letter agreement dated February 7, 2025; (v) 75,000 shares of Common Stock to MG Partners, LLC in accordance with the settlement agreement and mutual release dated October 14, 2024; (vi) 316,616 shares of Common Stock to St. James Bank & Trust Co. Ltd. in accordance with the NACS/ScanTech refinance and repayment summary of non-binding terms dated February 7, 2025; (vii) 200,000 shares of Common Stock to Bay Point Capital Partners LP in accordance with the supplemental agreement dated January 2, 2025; and (viii) 100,000 shares of Common Stock to Catalytic Holdings I LLC in accordance with the supplemental agreement dated January 2, 2025.

On March 31, 2025, ScanTech AI entered into an amendment to the Seaport Bridge Loans (the “Seaport Bridge Loan Amendment”), pursuant to which it agreed to issue 2,250,000 shares of Common Stock to Seaport in exchange for the termination of the Seaport Credit Facility originally entered into on December 31, 2024. The share issuance was made as a return of capital and to effect the termination of all related documents. In addition, ScanTech AI agreed to issue (i) 2,600,000 shares of Common Stock in connection with the termination of the debt agreement related to the Ontario Power Generation order, and (ii) 500,000 shares of Common Stock as compensation for the transaction. The shares issued under the Seaport Bridge Loan Amendment will not be registered until the Company files a registration statement for the resale of the securities. Seaport will be subject to a six-month lock-up period following the closing of the business combination. A total of 5,350,000 shares of Common Stock were issued on April 17, 2025. The corresponding obligations were still included in the condensed consolidated balance sheets as of March 31, 2025.

The number of shares of Common Stock issued in connection with the Business Combination and subsequent equity conversion was as follows:

Common Stock
Common Stock Upon the Business Combination	18,732,670
Common Stock issued on January 6, 2025	352,795
Common Stock issued on January 30, 2025	1,650,000
Common Stock issued on February 18, 2025	3,772,177
Common Stock issued on March 27, 2025	1,101,868
Common Stock issued and outstanding as of March 31, 2025	25,609,510

On March 31, 2025, 3,000,000 warrants held by Seaport Group SIBS LLC were exercised pursuant to an amendment to the Seaport bridge loan agreements executed on the same date. The corresponding shares were physically issued on April 2, 2025. As of March 31, 2025, the Company recognized the fair value of the exercised warrants under "Accrued issuable equity" on the Balance Sheet, reflecting the obligation to issue the related shares.

The following tables reconciles elements of the Business Combination to the Company’s condensed consolidated financial statements, and should be read in conjunction with the footnotes referenced above.

Closing proceeds
Proceeds from Seaport promissory note	1,000,000
Proceeds from investors	2,000,000
Proceeds from trust account	7,273,513
Payments from trust account[1]	(7,273,513)
Net cash proceeds from the Business Combination at Closing	$3,000,000
Noncash activity
Conversion of legacy ScanTech loans into shares	8,682,434
Conversion of preferred A unit dividend into shares	29,324,500
Conversion of related party debt into shares (troubled debt restructuring)	54,499,067
Transaction costs expensed	7,282,351
Liability-classified instruments
Shares issued for settlement of derivative liability	291,015
Shares issued for settlement of warrant liability	12,387,186
Net equity impact of the Business Combination	$115,466,552

Net equity impact of the Business Combination	$115,466,552
Loan borrowed from Seaport	(1,000,000)
Loan borrowed from investors	(2,000,000)
Total Impact of Business Combination on total stockholders’ deficit	112,466,552
Par value of common stock issued	(1,873)
Total Impact of Business Combination on additional paid-in capital	$112,464,679

(1)	The Mars transaction costs include $375,000 to Benjamin securities, Inc., $1,499,055 to Polar Mult-Strategy Master Fund, $4,498,111 to RiverNorth SPAC Arbitrage Fund, LP, $100,000 to Continental Stock Transfer & Trust, $440,000 for D&O insurance, and $361,347 to Mars Acquisition Corp.

The Company applied the guidance in ASC 815-40 by analogy on reclassifying a contract from permanent equity to an asset or liability. Under this approach any difference between the fair value of the security to be recorded in temporary equity and the previous carrying value of the security recorded in permanent equity would be accounted for as an adjustment to shareholders’ equity. As such, the gain from conversion of related party debt into shares was recorded as an adjustment to additional paid in capital. As a result, $54,499,066 of related party debt liabilities were reclassified to additional paid-in capital, as reflected in the following table.

	Total Liabilities Extinguished	Fair Value of Shares Issued	To Additional Paid in Capital
NACS	50,059,315	1,662,340	48,396,975
Azure	6,539,742	1,658,942	4,880,800
Stephen Sale	817,501	56,484	761,017
John Quinn	545,000	84,726	460,274
Total	57,961,558	3,462,492	54,499,066

Earn-out Liability

As part of the business combination agreement, the Company agreed to pay the former shareholders of in connection with the Business combination Holder participants may receive a number of shares of Common stock up to 10% of the fully diluted shares immediately following the closing of the transaction upon achievement of milestones over the Earnout Period of 3 years from closing.

The milestones include the following (i) fiscal year 2025 revenue equals or exceeds $75 million, and (ii) fiscal year 2025 EBITDA equals or exceeds $20 million, as reported in audited financial statements. If any Earnout Shares are not earned based on these criteria, all unearned shares may be earned and issued if achieves one of the following: (a) revenue of $150 million and EBITDA of $60 million in fiscal year 2026; (b) revenue of $300 million and EBITDA of $120 million in fiscal year 2027; or (c) revenue of $500 million and EBITDA of $200 million in fiscal year 2028, each as reported in the respective audited annual financial statements. If there is a Change of Control (as defined in the Business Combination Agreement) during the Earnout Period, the shareholders have the right to receive all Earnout Shares not previously earned and issued.

At the closing date and as of March 31, 2025, the fair value of the earn-out liability was estimated to be $30,000 using a probability-weighted income approach. This valuation reflects management’s expectations regarding the likelihood of achieving the performance targets and a probability-adjusted forecast of earnings.

The earn-out liability will continue to be remeasured at fair value at each reporting date until the contingency is resolved, with changes recognized in earnings.

NOTE 4 — Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares and potentially dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For the purpose of the diluted net loss per share calculation, Common Stock equivalents are considered to be potentially dilutive securities.

Prior to the Business Combination closing date, the Legacy Company was a limited liability company and issued Series A, Series B and Series C membership units. Series A units are entitled to a preferred rate of return and Series C units are equivalent to profits interests. Only Series B units have voting rights. All Series B and Series C units are used in the computation of net loss per unit.

The Legacy Company has also issued a number of warrants, exercisable at $0.01 per unit at any time from the warrant agreement execution dates to the exercise period end dates. Depending on the warrant agreement, the exercise period varies from seventh to tenth anniversary of the warrant agreement execution date. Given the nominal exercise price, penny warrants are considered to be outstanding in the context of basic earnings per share, and thus the units are included in the computation of basic and diluted earnings per unit as of March 31, 2024. However, the puttable warrants associated with the Bay Point note in the amount of 4,072,526 are anti-dilutive for the three months ended March 31, 2024. Therefore, the Bay Point warrants are excluded from the calculation of diluted net loss per unit for the three months ended March 31, 2024. All warrants issued by the Legacy Company were exercised upon the completion of the Business Combination as of January 2, 2025. There were 0 and 215,476,828 warrants outstanding as of March 31, 2025 and 2024, respectively.

Following the completion of the Business Combination, the Company issued Common Stock to its stockholders. It had 23,198,658 weighted average shares of Common Shares for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Legacy Company had weighted average Common Shares of 220,025,101.

The dividend calculation in the numerator represents the dividend expenses accrued but not yet paid for the periods indicated to the various owners of Series A units. Series A Units entitle the holders to receive an eight percent per annum rate of return on the unrecovered capital contribution of such holders.

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

The following table sets forth the computation of the Company’s basic and diluted net income per share for the three months ended March 31, 2025 and basic and diluted net loss per unit for the three months ended March 31, 2024.

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss)	$(2,687,437)	$(18,437,453)
Dividend	—	(545,359)
Earnings available for common shares/units	$(2,687,437)	$(18,982,812)
Denominator:
Weighted average common shares/units outstanding (basic)	23,198,658	220,025,101
Dilutive effect of potential shares/units	—	—
Weighted average common shares/units outstanding (diluted)	23,198,658	220,025,101
Basic earnings per share/unit	$(0.12)	$(0.09)
Diluted earnings per share/unit	$(0.12)	$(0.09)

NOTE 5 — Property and Equipment, Net

Property and equipment, net, as of March 31, 2025 and December 31, 2024, consisted of the following:

	Estimated useful life	March 31, 2025	December 31, 2024
Finance lease ROU asset	4-5 years	$33,662	$33,662
Computers and equipment	3-5 years	171,243	164,299
Less: Accumulated depreciation and amortization		(154,789)	(146,574)
Property and equipment, net		$50,116	$51,387

Depreciation expenses were $8,215 and $8,119 for the three months ended March 31, 2025 and March 31, 2024, respectively. For the three months ended March 31, 2025 and the years ended March 31, 2024, the Company focused primarily on research and development which were expensed as incurred as the costs had no alternative future use.

NOTE 6 — Related Party Transactions

John Redmond

John Redmond was the former chairman of ScanTech’s board of directors prior to Business Combination. Upon the consummation of the Business Combination, the majority of the loan balances, including accrued interest, owed to John Redmond were converted into shares of the Company’s Common Stock.

As of March 31, 2025, only three loans, together totaling $2.4 million, issued by St. James Bank and Trust Company Ltd (“SJBT”) via the promissory note agreements between Azure LLC and ScanTech remained on the balance sheet. The remaining loan balances, along with the related accrued interest payables, had been converted into shares of the Company’s Common Stock at the closing of the Business Combination. The settlement was treated as a capital transaction, with the corresponding gain being recorded in additional paid-in capital, as the settlement was deemed to be a troubled debt restructuring. As of December 31, 2024, the Company’s outstanding loan balances with these entities, including accrued interest, were approximately $61.3 million. As of December 31, 2024, the Company was in default on all notes held by Azure.

The conversion feature did not meet the definition of a derivative and did not contain a significant premium. Therefore, the Company did not account for the conversion feature separately. Mr. Redmond also has an intercreditor agreement with the Seed financing noteholders, which provides drag-along conversion and certain collateral agency rights under certain terms and conditions. The drag-along conversion rights were deemed to be a contingent conversion feature, which would not require recognition until the contingency is met. The drag-along conversion rights also did not meet the definition of a derivative. These drag-along conversion rights were exercised and no longer outstanding upon the consummation of the business combination.

On February 7, 2025, the Company entered into a non-binding refinance term sheet with NACS, LLC, John Redmond, and SJBT. Under the terms of this agreement, the Company was to issue 316,616 shares of common stock to SJBT. SJBT would then sell these shares, subject to a leak-out agreement, and use the sale proceeds to repay the carryforward amounts of the existing loans. The proceeds from the share sales were specifically applied to reduce the accrued and unpaid interest on the Azure loans. The following table lists the accrued interest and principal balances of the notes issued to related parties associated with John Redmond.

	As of March 31, 2025			As of December 31, 2024
	Interest	Principal		Interest	Principal
Entity	Payable	Payable	Total	Payable	Payable	Total
Azure-SJBT	$143,983	$2,275,000	$2,418,983	$3,095,947	$6,831,987	$9,927,934
NACS, LLC	—	—	—	25,052,756	11,493,949	36,546,705
Assumed notes	—	—	—	11,092,887	3,770,119	14,863,006
Total	$143,983	$2,275,000	$2,418,983	$39,241,591	$22,096,055	$61,337,646

Mr. Redmond also paid expenses on behalf of the Company which were not included as principal balance in any of Mr. Redmond’s outstanding loans. As of March 31, 2025 and December 31, 2024, Mr. Redmond’s outstanding expense advances were $1.2 million and $1.3 million, respectively. These items are presented in the condensed consolidated balance sheets under the caption of related parties payables.

Dolan Falconer

On September 26, 2024, the Company entered into a conversion and mutual release agreement with Mr. Falconer, the Company’s CEO. Under the terms of the agreement, the parties agreed that it would be mutually beneficial for Mr. Falconer to convert all of his deferred compensation, totaling $1,189,716, into 275,751 shares of the Company’s Common Stock upon the closing of the Business Combination.

The total deferred compensation of $1,189,716 as of December 31, 2024 is comprised of the following components: deferred compensation of $726,318, associated late fees of $247,321, a deferred incentive of $41,651, unpaid hardship compensation of $16,899, and a payable balance of $208,727 for operating expenses paid on behalf of the Company. This total is partially offset by employee advances of $51,200. These amounts were presented on the Company’s balance sheet as of December 31, 2024, under the following captions: accrued compensation ($1,032,189), related parties payables ($208,727), and other current assets ($51,200).

Alice Wilson

Ms. Wilson is the sister of Mr. Falconer. Ms. Wilson has extended an expense advance on behalf of the Company. The balance of Mrs. Wilson’s expense advance as of March 31, 2025 and December 31,2024 was $20,000. The amount was presented in the condensed consolidated balance sheets under the caption of related parties payable.

Seaport Group SIBS LLC

On September 23, 2024, the Company entered into an intercreditor and collateral agency agreement with Seaport Group SIBS LLC. Pursuant to the agreement, the Company agreed to exchange the entire outstanding principal and accrued interest on the Seaport Global loan, as of the date of the Business Combination, for a new loan in the same total amount. The accumulated interest was capitalized into the principal balance of the new loan. As of December 31, 2024, the total principal, including rolled-in interest, was $14,701,451. This amount was recorded as the new principal balance as of March 31, 2025.

On December 31, 2024, the Company entered into the Seaport Credit Facility with Seaport Group SIBS LLC. Under the terms of the agreement, Seaport agreed to provide the Company with a credit facility up to $2,000,000 in principal. The outstanding principal and all accrued interest under the Seaport Credit Facility are due and payable 12 months from the date the funds are disbursed. The facility carries an annual interest rate of 15%.

On December 31, 2024, the Company entered into a senior unsecured promissory note agreement with Seaport Group SIBS LLC, under which Seaport agreed to lend the Company $1,000,000. The note was unsecured and repayable, including all accrued interest, in the form of 303,951 ordinary shares of the Company’s common stock. These shares were issued to Seaport on February 18, 2025 in full satisfaction of the outstanding balance under the note.

Upon the closing of the Business Combination, the outstanding warrants associated with the Seaport Global loan and the first Seaport bridge loan, executed on March 27, 2024, were exercised. These warrants, which had an aggregate fair value of $18,575,421 as of December 31, 2024, were converted into 5,554,792 shares of the Company’s Common Stock. Subsequently, on January 7, 2025, Seaport exercised the option related to the second bridge loan, executed on November 14, 2024, by paying an exercise price of $10 to receive 1,000,000 shares of the Company’s Common Stock. The fair value of this option was estimated at $2,212,000 as of December 31, 2024.

The Company executed the Fourth Amendment to the Business Combination Agreement, pursuant to which it agreed to issue 1,149,230 shares of common stock to Seaport Group SIBS LLC in connection with the promissory bridge note dated March 27, 2024. Separately, on January 2, 2025, the Company entered into a supplemental agreement with Seaport, under which Seaport agreed to waive any and all claims it and its affiliates may have against the Company in exchange for 100,000 shares of common stock. In total, 1,249,230 shares of common stock were issued to Seaport on February 18, 2025 in connection with these agreements.

On March 31, 2025, the Company entered into an amendment to Seaport Bridge Loans. Under the terms of the amendment, Seaport Group SIBS LLC agreed to convert the cumulative principal and accrued interest from the first and second bridge loans, purchase order loans, and OPG loans into 5,350,000 shares of the Company’s Common Stock. In addition, in the same amendment, the Company granted Seaport Group SIBS LLC a warrant to purchase 3,000,000 shares of Common Stock at an exercise price of $0.01 per share. Seaport exercised the warrant on March 31, 2025 by paying $30,000 cash, and 3,000,000 shares of Common Stock were subsequently issued to Seaport Group SIBS LLC. In total, 8,350,000 shares of common stock were issued to Seaport in April 2025 in connection with this agreement.

NOTE 7 — Leases

The Company is headquartered in Buford, Georgia, operating out of an approximately 14,000-square-foot office space. The Company pays $15,773 per month in rent under a month-to-month arrangement, as there is no formal fully executed lease agreement currently in place. This arrangement does not include a purchase option that the Company is reasonably certain to exercise. In accordance with the practical expedient under ASC 842, the Company has elected not to apply lease recognition requirements to short-term leases. As a result, this lease is not recorded on the condensed consolidated balance sheets.

The components of lease cost were as follows:

	Three Months Ended March 31,
	2025	2024
Short-term lease cost	$46,107	$38,667

NOTE 8 — Inventories

The following table summarizes the Company’s inventories, net as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Raw materials and parts	$659,210	$643,410
Work-in-progress	$257,758	$257,395
Finished goods	$402,446	$525,335
Total inventories	$1,319,414	$1,426,140

NOTE 9 — Federal Tax Liability, Penalties and Interest

From the first quarter of 2017 through October 31, 2023, the Company failed to remit U.S. federal taxes from amounts withheld from employee wages and failed to remit the employer portion of such taxes. In addition, during the same period, the Company did not file quarterly federal tax returns on Form 941 to report income taxes and payroll taxes withheld from employee wages. As a result, the Company has an accrued payroll tax liability on its condensed consolidated balance sheets that amounted to $5.85 million and $6.23 million as of March 31, 2025 and December 31, 2024, respectively. The Company has devised and implemented a plan to become compliant with its obligations, including hiring appropriate counsel, preparing and filing appropriate historical filings, making payments, and engaging in discussions with appropriate parties, including the Internal Revenue Service (“IRS”). There can be no assurance that the IRS will agree to the terms of a settlement and instead not demand immediate payment of the amounts due. Even if a settlement offer is accepted, the terms of any settlement may require substantial upfront payments, which the Company may not have sufficient funds available for. In addition, willful failure to comply with statutory obligations to collect, account for and pay over taxes imposed on employees is a federal criminal offense. There can be no assurance that the Department of Justice will not commence criminal charges against the Company and management for failure to remit payroll taxes to the IRS.

The Company has remitted payments to the IRS for employee income tax withholdings as well as both the employee and employer portions of payroll taxes. All payroll taxes and withholdings for the payroll periods from November 1, 2023, through March 31, 2025, have been fully paid. However, the Company submitted payments for four payroll cycles after the applicable deadlines and has accrued the related penalties and interest associated with these late payments.

As of March 31, 2025, the Company had not fully remitted to the IRS the employee income taxes withheld and payroll taxes accrued prior to November 1, 2023. The related failure-to-deposit penalties and associated interest have been calculated and recorded on the condensed consolidated balance sheets under the caption “Accrued federal tax liability, penalties, and interest.” On January 8, 2025, the Company remitted an additional $500,000 to the IRS toward satisfying these outstanding liabilities.

NOTE 10 — Stock-Based Compensation

On February 18, 2025, the Company filed a registration statement on Form S-8 with the SEC to register 4,000,000 shares of Common Stock, which may be issued pursuant to awards under the 2025 Equity Incentive Plan. The number of shares of Common Stock that may be issued under the 2025 Equity Incentive Plan is equal to 15% of the aggregate number of shares of Common Stock issued and outstanding immediately after the closing of the Business Combination (calculated on a fully diluted basis).

The 2025 Equity Incentive Plan provides for noncash equity-based compensation through the grant of Common Stock. Stock-based compensation is based on the fair value of the Common Stock on the grant date, as determined by the daily price movement of the Nasdaq stock market. No stock-based compensation to employees was issued under the 2025 Equity Incentive Plan as of March 31, 2025.

On January 8, 2020, the Company entered into a consulting agreement with MG Partners, LLC to provide referral and strategic financing advisory services for an initial term of one year. The agreement was automatically renewed for additional six-month period unless terminated by either party. As compensation, MG Partners, LLC was entitled to receive a fee for any debt or equity financing procured on behalf of the Company. As of December 31, 2024, no such fees were payable as fees were contingent on business combination. The agreement further provided that if a Business Combination occurred during the term of the agreement, or within two years thereafter, MG Partners, LLC may be entitled to receive between 2.5% and 5.0% of the proceeds in the event of a sale of the Company. 75,000 shares of Common Stock were issued on February 18, 2025. The fair value of the shares on the grant date was $263,250, which was recorded as stock-based compensation in the condensed consolidated statement of operations.

On January 30, 2025, the Company issued 100,000 shares of common stock to Roth Capital Partners for their services as capital markets advisor, and 50,000 shares of common stock to Outside the Box Capital in connection with marketing and distribution services provided.

NOTE 11 — Fair Value Measurements

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

Earn-out Liability: Earn-out liability is derived from inputs that are unobservable and valued using conventional calculations/models that utilizes key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earnout period, and therefore, such the instrument is included in Level 3.

Upon the completion of the Business Combination, all outstanding warrants and options were exercised and converted into shares of the Company’s Common Stock, with the exception of the options related to Seaport’s second bridge loan, which were exercised on January 7, 2025. On March 31, 2025, the Company entered into an amendment to its bridge loan agreements with Seaport Group SIBS LLC. Under the terms of the amendment, Seaport agreed to convert the cumulative principal and accrued interest from the first and second bridge loans, purchase order loans, and OPG loans into 5,350,000 shares of the Company’s Common Stock. Additionally, in the same amendment, the Company granted Seaport a warrant to purchase 3,000,000 shares of Common Stock at an exercise price of $0.01 per share. Seaport exercised the warrant on March 31, 2025 by remitting $30,000, and the 3,000,000 shares of Common Stock were subsequently issued on April 2, 2025. As of March 31, 2025, the Company recognized the fair value of the exercised warrants under "Accrued issuable equity" on the Balance Sheet, reflecting the obligation to issue the related shares.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized.

Description	Level	March 31, 2025	December 31, 2024
Liabilities
Warrant liabilities	3	$—	$16,241,092
Derivative liabilities	3	$—	$8,327,602
Earn-out liability	3	$30,000	$—

The Company determined that the warrants, as of December 31, 2024, associated with notes are subject to treatment as a liability as the warrants for units of the Legacy Company are not indexed to its own membership interests. The warrants were subject to remeasurement at each Balance Sheet date and any change in fair value is recognized as a component of other expenses on the statements of operations.

The following tables present information about the change in fair value of the Company’s Level 3 warrant liabilities and derivative liabilities for the three months ended March 31, 2025.

Three months ended
Warrant liabilities	March 31, 2025
Fair value - beginning of period	$16,241,092
Issuance	—
Warrant exercised	(16,241,092)
Change in fair value	—
Fair value - end of period	$—

Three months ended
Derivative liabilities	March 31, 2025
Fair value - beginning of period	$8,327,602
Issuance	—
Option exercised	(8,327,602)
Change in fair value	—
Fair value - end of period	$—

Three months ended
Earn-out liabilities	March 31, 2025
Fair value - beginning of period	$—
Issuance	30,000
Change in fair value	—
Fair value - end of period	$30,000

NOTE 12 — Debt and Warrant Liabilities

The following table presents the outstanding principal and accrued interest balances as of March 31, 2025 and December 31, 2024. Interest expense includes both contractual interest in the notes and the amortization of original issue discounts. Original issue discounts reflect debt issuance costs as well as the relative fair value of warrants issued concurrently with certain debt instruments. All outstanding indebtedness is secured by a continuing security interest in substantially all of the Company’s assets.

Notes	Maturities	Effective Rate	March 31, 2025	December 31, 2024
340 Broadway holdings	2026	15.0%	$1,000,000	$—
Silverback Capital Corporation	2026	15.0%	1,000,000	—
Aegus Corp	2024	12.0%	230,000	230,000
Azure SJBT notes	2024	14.5%	2,275,000	2,275,000
LAM LHA	2024	7.8%	40,456	40,456
Polar note	2025	0.0%	1,250,000	1,175,000
Seaport notes	2030	9.0%	19,121,883	17,612,166
Steele consolidated	2028	9.0%	3,000,000	2,863,000
John Redmond(other)	2018-2024	12.0%	—	19,821,055
Catalytic notes	2020	12.0%	—	1,563,796
Bay Point notes	2023	15.0%	—	813,633
Seed financing notes	2024	12.0%	—	3,600,000
Total Principal			$27,917,339	$49,994,106
Accrued interest (compounded)			869,821	57,474,111
Total debt			$28,787,160	$107,468,217
Reported as:
Short-term debt			11,085,709	107,468,217
Long-term debt			17,701,451	—
Total debt			$28,787,160	$107,468,217

As of January 2, 2025. nearly all lenders agreed to convert their outstanding principal and accrued interest balances into Common Stock of the Company with the exceptions of Aegus Corporation, Azure SJBT, LAM LHA, Polar loan, Seaport Group SIBS, and Steele loans, which remained outstanding as of March 31, 2025.

John Redmond Notes

Azure Notes

The Company has issued multiple notes to Azure, which is an affiliate of and controlled by John Redmond.

On February 7, 2025, the Company entered into a non-binding refinance term sheet with NACS, LLC, John Redmond, and SJBT. Under the terms of this agreement, the Company was to issue 316,616 shares of common stock to SJBT. SJBT would then sell these shares, subject to a leak-out agreement, and use the sale proceeds to repay the carryforward amounts of the existing loans. The proceeds from the share sales were specifically applied to reduce the accrued and unpaid interest on the Azure loans. The following table lists the accrued interest and principal balances of the notes issued to related parties associated with John Redmond.

As of March 31, 2025, only three loans totaling $2.4 million owed to Azure remained on the balance sheet. The rest of the loan balances, along with the related accrued interest payables, had been converted into 743,920 shares of the Company’s Common Stock at closing and 316,616 shares on February 7, 2025. The settlement was treated as a capital transaction, with the corresponding gain being recorded in additional paid-in capital, as the settlement was deemed to be a troubled debt restructuring.

			Principal and Accrued Interest
Issuance date	Maturities	Interest Rate	As of March 31, 2025	As of December 31, 2024
January 1, 2021	March 31, 2024	12.00%	$—	$1,110,178
January 1, 2021	March 31, 2024	12.00%	—	5,412,393
October 25, 2021	March 31, 2024	14.50%	400,000	632,888
October 25, 2021	March 31, 2024	14.50%	900,000	1,423,997
October 1, 2022	March 31, 2024	14.50%	1,118,983	1,348,478
		Total	$2,418,983	$9,927,934

NACS Note

On October 11, 2013, the Legacy Company issued a promissory note to NACS LLC (the “2013 NACS Note”) bearing interest at 8% per annum, with a default interest rate of 12% and a principal amount of $11,493,949. The 2013 Note allowed for prepayment of principal and accrued interest at any time without penalty. On June 1, 2016, the 2013 NACS Note was amended to provide NACS with the right to convert the principal and accrued interest into Series A and Series B units of the Legacy Company at conversion prices of $1.00 and $0.47 per unit, respectively. The amended maturity date of the note was December 31, 2018. The loan remained unpaid as of the effective date of Business Combination on January 2, 2025. At closing of the Business Combination, the loan was converted to shares and settled. The settlement was treated as a capital transaction, with the corresponding gain being recorded in additional paid-in capital, as the settlement was deemed to be a troubled debt restructuring.

In accordance with ASC 815, the Legacy Company evaluated the embedded conversion features for potential bifurcation. After assessment, it was determined that bifurcation was not required, as the embedded features did not meet the net settlement criteria necessary for derivative accounting treatment.

Additionally, John Redmond entered into an intercreditor agreement with the Seed financing noteholders, which granted drag-along conversion rights and certain collateral agency rights under specified terms. These drag-along rights were determined to be contingent conversion features and did not require recognition until the triggering contingency occurred. Furthermore, the rights did not meet the definition of a derivative under ASC 815.

Assumed Notes

On September 12, 2012, the Legacy Company issued a promissory note with a principal amount of $3,270,119 to a third party. The note bore interest at 8% per annum and a default interest rate of 12%, with a maturity date of December 31, 2018. The note was subsequently acquired by NACS LLC. As of December 31, 2024, the principal and accrued interest on the note totaled $13,512,610.

On October 2, 2019, Mr. Redmond acquired from another party (i) a secured promissory note with a principal amount of $300,000 bearing interest at 12% per annum, and (ii) a warrant to purchase 2.26% of the Legacy Company’s issued and outstanding Series B units for every $1,000,000 of initial principal and accrued unpaid interest, with an exercise price of $0.01 per unit. The warrant is exercisable at any time, in whole or in part, but not for fractional units. The warrant includes a contingent conversion provision under which, if any portion of the NACS-held senior secured notes is converted into equity of the Company, a proportionate portion of this warrant is automatically deemed exercised. As of December 31, 2024, the outstanding principal and accrued interest on this note were $810,238.

Also on October 2, 2019, Mr. Redmond purchased an additional secured promissory note from a third party with a principal balance of $200,000 and a 12% annual interest rate. This note included a warrant with terms similar to those described above. As of December 31, 2024, the principal and accrued interest on this note totaled $540,159.

Upon the closing of the Business Combination on January 2, 2025, the outstanding principal and accrued interest related to the NACS note and all assumed notes were converted into 745,444 shares of the Company’s Common Stock. The conversion eliminated the associated debt balances from the Company’s condensed consolidated balance sheet, and the fair value of the shares issued was recognized as a capital transaction with the corresponding gain recorded in additional paid-in capital as the settlement was deemed to be a troubled debt restructuring.

Following table summarizes the position in all the notes owned by Mr. Redmond.

	As of March 31, 2025			As of December 31, 2024
	Interest	Principal		Interest	Principal
Entity	Payable	Payable	Total	Payable	Payable	Total
Azure-SJBT	$143,983	$2,275,000	$2,418,983	$3,095,947	$6,831,987	$9,927,934
NACS, LLC	—	—	—	25,052,756	11,493,949	36,546,705
Assumed Notes	—	—	—	11,092,887	3,770,119	14,863,006
Total	$143,983	$2,275,000	$2,418,983	$39,241,591	$22,096,055	$61,337,646

Seaport Loans

Seaport Global Loans

On July 17, 2019, the Legacy Company issued a note to Seaport Group SIBS LLC with an interest rate of 12% and a maturity date of August 31, 2019. As subsequently amended, the note provides for a maximum principal amount of $4,500,000. As amended, the note contains a $10.00 option to purchase a percentage of membership interests of the Legacy Company (determined on a fully diluted basis at the time of such exercise) equal to (i) the outstanding principal amount under such note, plus accrued and unpaid interest by (ii) $22,500,000.

On June 13, 2023, the Legacy Company amended and restated its note with Seaport (the “2023 Seaport Note”). The 2023 Seaport Note provides for a new principal loan amount of $7,853,008, a maximum loan amount of $10,000,000, a 12% annual interest rate a maturity date of March 31, 2024, and is senior secured indebtedness. In addition to the principal and interest payable under the 2023 Seaport Note, the note grants Seaport an option to purchase a percentage of membership interests of the Legacy Company (determined on a fully diluted basis at the time of such exercise) equal to (i) the outstanding principal amount under such note, plus accrued and unpaid interest by (ii) $20,010,000. The option has no expiration date and will be in full force and effect until it is exercised, or the principal and accrued interest of the Seaport note are paid in full.

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

On September 23, 2024, the Company entered into an intercreditor and collateral agency agreement with Seaport Group SIBS LLC. Pursuant to the agreement, the Company agreed to exchange the entire outstanding principal and accrued interest on the Seaport Group SIBS LLC loan, as of the date of the Business Combination, for a new loan in the same total amount. The accumulated interest was capitalized into the principal balance of the new loan. As of December 31, 2024, the total principal, including rolled-in interest, was $14,701,451. This amount was recorded as the new principal balance as of March 31, 2025. The Company accrued $330,783 interest on this loan for the three months ended March 31, 2025.

Seaport Bridge Loans

On March 24, 2024, the Legacy Company signed the first bridge loan with Seaport Group SIBS, LLC, with an initial principal amount of $421,200. The terms of the first bridge financing are separate from the existing Seaport financing already in place with the Legacy Company. The first bridge loan has a maximum principal draw amount up to $1,000,000, a maturity date of June 30, 2024, an annual interest rate of 12% and default interest rate of 18%, and is pari-passu in seniority to the Seaport Global Loans. In addition, at the consummation of the Business Combination, the note was to be repaid in full out of the proceeds of the transaction and Seaport Group SIBS, LLC is to be issued 1 share for every $1 lent to the Company under the terms of the bridge financing. The note remained outstanding post Business Combination. The Company concluded that the features in the bridge financing are embedded derivatives which are included in the Derivative Liability balance on December 31, 2024 balance sheet in the amount of $2,481,000. As of March 31, 2025 and December 31, 2024, the principal and accrued interest on the note were $1,166,464 and $1,117,345, respectively.

On November 14, 2024, the Legacy Company signed the second bridge loan with Seaport Group SIBS, LLC, with an initial principal amount of $210,000. The terms of the second bridge financing are separate from the Seaport Global Loans already in place with the Legacy Company. The second bridge financing has a maximum principal draw amount of up to $1,000,000, a maturity date of February 12, 2025, an annual interest rate of 9%, compounded daily, and a default interest rate of 18%, compounded daily. Repayment of this note is senior to payment of any and all other outstanding indebtedness owed by the Legacy Company. In addition, at the consummation of the Business Combination, the Company granted the lender the right and option to acquire Common Stock of the Company with the exercise price of $10.00. The number of shares of Common Stock to be issued to the lender upon its exercise of its option shall be equal one share of the Company’s Common Stock for each dollar of the unpaid principals up to $1,000,000. The Company concluded that the features in the Bridge Financing are embedded derivatives which are included in the Derivative Liability balance on the December 31, 2024 balance sheet in the amount of $2,212,000. As of March 31, 2025 and December 31, 2024, the principal and accrued interest on the note were $1,030,618 and $1,008,002, respectively.

On January 7, 2025, Seaport exercised the option related to the second bridge loan, executed on November 14, 2024, by paying an exercise price of $10 to receive 1,000,000 shares of the Company’s Common Stock.

On March 31, 2025, the Company entered into an amendment to the Seaport bridge loan agreements. Under the terms of the amendment, Seaport agreed to convert the cumulative principal and accrued interest from the first and second bridge loans, purchase order loans, and OPG loans into 5,350,000 shares of the Company’s Common Stock. 5,350,000 shares of Common Stock were subsequently issued to Seaport on April 17, 2025.

Seaport Purchase Order loan

On June 27, 2024, the Company executed a purchase order purchase agreement with Seaport Group SIBS, LLC (the “Seaport PO Agreement”). Pursuant to the Seaport PO Agreement, the Company agreed to sell and Seaport Group SIBS, LLC agreed to buy certain purchase orders that the Company is entitled to bill its customer in the future. Two purchase orders amounted to $3,410,023 were approved by the customer in October 2023. For the year ended December 31, 2024, the Company sold invoices in the amount of $364,780 collectively to Seaport Group SIBS LLC in exchange for cash payments of $350,000.

As of December 31, 2024, Seaport Group SIBS, LLC has paid the Company in the amount of $1,777,400 in exchange for the right to receive the full balance of $1,955,140 on the invoice to be billed to the customer in the future. Because the invoices were not billed to the customer at the time of the Seaport PO Agreement, the Company concluded that the total balance of $1,955,140 is considered a series of collateral purchase order loans from Seaport Group SIBS, LLC to the Company by using the underlying cash receipt of the future invoices as collaterals. The Company received $330,000 from the customer on the purchase order and forwarded $288,165 of it to Seaport Group SIBS, LLC for the year ended December 31, 2024. The Company paid back $122,615 to Seaport during the three months ended March 31, 2025.

The following table summarizes the Company’s cumulative activity related to purchase order loans and invoice factoring arrangements with Seaport Group SIBS LLC from inception through March 31, 2025:

As of
March 31, 2025
Total invoices sold to Seaport	$364,780
Total cash received from Seaport	350,000
Total factoring amount	14,780

Total PO loan from Seaport	1,777,400
Interest paid to Seaport	177,740
Total amount in exchange for PO loan	1,955,140
Payment to Seaport	(410,780)
Ending balance	$1,544,360

Seaport OPG Loan

The Company executed multiple promissory note agreements with Seaport Group SIBS, LLC in the third and fourth quarters of 2024 (the “Seaport OPG Promissory Notes”). Each Seaport OPG Promissory Note has an interest rate of 12.0%, and a charge of 10% net proceed as original issue discount. The outstanding principal amount and any accrued interest shall be due and payable at the earlier of: (i) The date on which the Company receives proceeds from customer purchases tied to new purchase orders or invoices (which is separate from the $3,410,023 purchase order loan); (ii) six months from the date of execution. As of March 31, 2025 and December 31, 2024, the principal and accrued interest on the Seaport OPG Promissory Notes, net of unamortized original issue discount, were $922,616 and $856,121, respectively.

On March 31, 2025, the Company entered into an amendment to the Seaport bridge loan agreements. Under the terms of the amendment, Seaport agreed to convert the cumulative principal and accrued interest from the first and second bridge loans, purchase order loans, and OPG loans into 5,350,000 shares of the Company’s Common Stock. 5,350,000 shares of Common Stock were subsequently issued to Seaport on April 17, 2025. In addition, in the same amendment, the Company granted Seaport a warrant to purchase 3,000,000 shares of Common Stock at an exercise price of $0.01 per share. Seaport exercised the warrant on March 31, 2025 by paying $30,000 in cash, and 3,000,000 shares of Common Stock were subsequently issued to Seaport on April 2, 2025. As of March 31, 2025, the Company recognized the fair value of the exercised warrants under "Accrued issuable equity" on the Balance Sheet, reflecting the obligation to issue the related shares.

Seaport Credit Facilities

On December 31, 2024, the Company entered into the Seaport Credit Facility with Seaport Group SIBS LLC. Under the terms of the agreement, Seaport agreed to provide the Company with a credit facility up to $2,000,000 in principal. The outstanding principal and all accrued interest under the Seaport Credit Facility are due and payable upon demand by Seaport, 12 months from the date the funds are disbursed. The Seaport Credit Facility carries an annual interest rate of 15%. As of March 31, 2025, none was drawn from the Seaport Credit Facility.

Catalytic Note and Warrant

On January 23, 2019, the Legacy Company issued a note to Catalytic Holdings I LLC (“Catalytic”) with an interest rate of 12.0% per annum accruing from March 15, 2019, a principal amount of $1,080,000 and a maturity date of April 30, 2019. The principal amount of this note is subject to a 20% original issue discount. As a result, the Legacy Company received cash in the amount of $900,000. Principal and accrued interest on the note as of December 31, 2024 were $2,409,490.

In January 2019, the Legacy Company also issued a warrant to Catalytic. As amended, the warrant entitles Catalytic to purchase 2.0% of the units of the Legacy Company on a fully diluted basis at an exercise price of $0.01 per unit. The warrant expires on the tenth anniversary of the warrant issue date.

On June 26, 2019, the Legacy Company entered into a consulting agreement with Alchemy Advisory LLC (“Alchemy”), a subsidiary of Catalytic. In exchange for the business and strategic advice service from Alchemy, the Company agreed to issue Alchemy warrants which grant Alchemy the ten-year right to purchase membership interests representing voting common Unit of the Legacy Company with a per share exercise price of $0.01 per unit and representing 1.0% of the outstanding common membership interests and membership interest equivalents of the Company.

On May 18, 2023, Catalytic was awarded a summary judgment against the Legacy Company in Company Kings County New York state court. On July 14, 2023, Catalytic notified the Company that it would be presenting the court a proposed order for settlement of its summary judgment, scheduled with the court on August 7, 2023. The proposed order was in the amount of $1,563,796 in satisfaction of Catalytic’s indebtedness with the Company. On September 7, 2023, the court granted Catalytic both the order and judgment amount of $1,563,796 plus accruing interest at a rate of 12% per annum from October 6, 2020. These amounts are incorporated with the amounts on the Company’s condensed consolidated balance sheets plus accrued interest since the summary judgment.

Upon the closing of the Business Combination on January 2, 2025, the outstanding principal and accrued interest related to the Catalytic note of $2,409,490 and derivative liability of $224,434 were converted into 391,712 shares of the Company’s Common Stock. The conversion eliminated the associated debt balances from the Company’s condensed consolidated balance sheets, and there is no outstanding liability as of March 31, 2025. Separately, the Company issued 100,000 shares of Common Stock to Catalytic on February 18, 2025 in connection with the waiver of all claims Catalytic and its affiliates may have against the Company.

Bay Point Note and Warrant

On August 22, 2018, the Legacy Company issued a promissory note to Bay Point Capital Partners, LP (“Bay Point”), with an interest rate of 15%, a default interest rate of 20%, a principal amount of $670,000 and a maturity date of December 1, 2023. Principal and accrued interest on the note as of December 31, 2024 were $1,351,647.

On August 22, 2018, John Redmond executed an unconditional guaranty of payment agreement with Bay Point. For and in consideration of $10.00, John Redmond unconditionally and irrevocably guarantees to Bay Point the complete payment of the principal in the amount of $420,000 and all other obligations of the Legacy Company to Bay Point under the terms of the note or any other documents evidencing, securing or otherwise relating to the note.

In July 2019, the Legacy Company issued Bay Point a warrant to purchase 3.5% of the Series B units of the Legacy Company on a fully diluted basis at an exercise price of $0.01 per unit. The warrant expires on the tenth anniversary of the issue date. The warrant may also be converted, in whole or in part, into a number of units (rounded down to the nearest whole number) equal to (i) the fair market value of the warrant or portion thereof being converted divided by (ii) (A) 70% of the most recent pre-money Company valuation that pertains to securities issued in exchange for raising capital, divided by (B) all issued and outstanding Legacy Company units or securities at the time the warrant is converted to units. Bay Point has a right to put the warrants to the Company at any time.

In November 2023, the Legacy Company amended its loan agreement dated December 15, 2022 and agreed to pay $1,400,000 exit fees, $116,850 legal fees and $89,220 late fees on unpaid interests and principal. The exit fees, legal fees and late fees amounted to $1,606,070 as of December 31, 2024 were recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

On April 24, 2024, the Legacy Company signed a term sheet agreement with Bay Point Capital Partners, LP, defining the terms of the conversion of Bay Point’s indebtedness with the Legacy Company into equity simultaneous with the consummation of the Business Combination. Per the term sheet, Bay Point is to convert its total indebtedness, including any accrued interest and fees, into equity equal to 120% of its total indebtedness as of the date of the consummation of the Business Combination. Successful conversion also releases the Legacy Company from any and all claims Bay Point may have.

Upon the closing of the Business Combination on January 2, 2025, the outstanding principal and accrued interest related to the Bay Point note totaling $1,351,647, the derivative liability of $254,167, and accrued exit fees, legal fees, and late fees totaling $1,606,070 were converted into 402,745 shares of the Company’s common stock. This conversion eliminated the related debt balances from the Company’s condensed consolidated balance sheets, and there is no outstanding liability as of March 31, 2025. Separately, on February 18, 2025, the Company issued 100,000 shares of common stock to Bay Point in connection with the waiver of all claims by Bay Point and its affiliates, and an additional 100,000 shares in settlement of legal fees incurred in the process.

Polar Loan

On April 2, 2024, Polar Multi-Strategy Master Fund (“Polar”), Mars, the Sponsor, and the Company entered into a subscription agreement. Under the agreement, the Sponsor aimed to raise funds from existing Mars investors, which would then be loaned to the Legacy Company for working capital purposes (the “Polar Loan”). Polar agreed to contribute up to $1,000,000 to the Sponsor as a capital contribution in exchange for subscription shares. The Company was obligated to repay the full principal amount of the Polar Loan to Polar upon the closing of the Business Combination. As consideration for the capital investments funded by Polar the Company issued to Polar one common share for each dollar of loan as of or prior to the Business Combination. The Polar Loan shall not accrue interest. The Company concluded that the feature in the Polar Loan is embedded derivatives which are included in the derivative liability balance on the December 31, 2024 Balance Sheet in the amount of $2,607,000.

On May 29, 2024, Polar, the Sponsor and the Company executed another subscription agreement to increase the total Capital Investment amount from $1,000,000 to $1,250,000.

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

Upon the closing of the Business Combination on January 2, 2025, the Company assumed the additional $75,000 liability that the Sponsor kept in the third draw and the total debt liability owed to the Investor was $1,250,000 and $1,175,000 as of March 31, 2025 and December 31, 2024, respectively.

On December 30, 2024, the Company entered into a non-redemption agreement with Polar, under which Polar agreed to reduce its entitlement from 1,250,000 subscription shares (originally granted under agreements dated April 2, 2024 and May 29, 2024) to 312,500 shares of common stock. On January 30, 2025, the Company issued a total of 1,500,000 shares of common stock to Polar, consisting of 312,500 shares issued pursuant to the non-redemption agreement and 1,187,500 shares issued in connection with the elimination of derivative liabilities associated with the April 2 and May 29, 2024 subscription agreements.

Aegus Bridge Financing Notes

On May 7, 2024, the Company signed a bridge financing note with Aegus Corporation, with an initial principal amount of $230,000. The bridge financing note has a maximum principal draw amount of up to $500,000, a maturity date of November 15, 2024, and an annual interest rate of 12%, In addition, at the consummation of the Business Combination, the note is to be repaid in full out of the proceeds of the transaction and Aegus Corporation is to be issued 1 share for every $1 lent to the Company under the terms of the bridge financing. Upon the completion of the Business Combination on January 2, 2025, the principal and interests on the Aegus bridge financing note remained repaid. On February 10, 2025, the Company agreed to issue (i)234,380 shares of Common Stock to Aegus Corporation pursuant to BCA Amendment No. 4; (ii)  70,000 shares of Common Stock to Aegus Corporation in accordance with the settlement agreement and mutual release dated October 14, 2024; (iii) 23,000 shares of Common Stock to Aegus Corporation in accordance with the letter agreement dated February 7, 2025

The Company concluded that the features in the bridge financing are embedded derivatives which are included in the derivative liability balance on December 31, 2024 condensed consolidated balance sheets. Upon the closing of the Business Combination on January 2, 2025, the derivative liability of $551,000 expired.

As of March 31, 2025 and December 31, 2024, the principal and accrued interest on the note were $255,387 and $248,487, respectively.

Seed Financing Notes

The Legacy Company obtained financing from individual lenders in a principal amount of approximately $3.6 million as of December 31, 2024, and issued notes to lenders with stated interest rates between 7.8% and 12% and default interest rates between 15% and 18% between 2014 and 2024. Each noteholder has a continuing security interest in all of the Company’s property and assets. All such notes were in default as of December 31, 2024.

Contemporaneously with the issuance of the seed financing notes, the Legacy Company issued warrants to purchase Series B units at an exercise price of $0.01 per unit. The warrants typically expire ten years after issuance and are each exercisable for up to approximately 3.0% of the total issued and outstanding Series B units.

Upon the closing of the Business Combination on January 2, 2025, all of the outstanding principal and accrued interest, associated derivative liabilities and warrant liabilities were converted into shares of the Company’s Common Stock. The conversion eliminated the associated liability balances from the Company’s condensed consolidated balance sheets, and there is no outstanding liability as of March 31, 2025.

340 Broadway Holdings notes

On January 22, 2025 and January 24, 2025, the Company entered into a series of senior secured promissory note agreements with 340 Broadway Holdings LLC. Pursuant to the terms of these agreements, 340 Broadway Holdings LLC agreed to provide the Company with senior secured financing totaling $2,000,000. The notes bear interest at an annual rate of 15% and mature 12 months from the respective funding dates. The Company received $1,200,000 on January 23, 2025, and the remaining $800,000 on January

30, 2025. On January 22, 2025, $1,000,000 of the outstanding balance was assigned to Silverback Capital Corporation. As of March 31, 2025, the outstanding principal on the 340 Broadway Holdings notes were $1,000,000, and the accrued interest amounted to $26,000.

Silverback Capital Corporation notes

On January 22, 2025, 340 Broadway Holdings LLC assigned $1,000,000 of senior secured promissory note agreements with the Company to Silverback Capital Corporation (“Silverback”). The notes bear interest at an annual rate of 15% and mature 12 months from the respective funding dates. As of March 31, 2025, the outstanding principal on the Silverback Capital Corporation notes were $1,000,000, and the accrued interest amounted to $28,333.

Steele Consolidated Notes

On September 23, 2024, the Company executed an intercreditor and collateral agency agreement with the holders of Steele Interests SIBS, LLC, Steele Interests SIBS II, LLC, Steele Interests SIBS III, LLC, and Steele Interests SIBS IV, LLC (the “Steele Lenders”). Under this agreement, the Steele Lenders agreed to convert the total outstanding principal and accrued interest on their respective loans into a single new loan with a principal balance of $3,000,000 upon the closing of the Business Combination. This loan bears interest at 9% per annum and matures in 2028. As of March 31, 2025, the outstanding principal on the Steele consolidated notes were $3,000,000, and the accrued interest amounted to $67,500.

Liabilities Trigged by Business Combination

Pursuant to the Fifth Amended and Restated Operating Agreement of SIBS, NACS LLC purchased all of the ownership interests in the Company previously held by York Capital Management Global Advisors, LLC (“York”). As part of the agreement, the Legacy Company agreed that if, at any time following the closing date, it receives aggregate proceeds of $20 million or more in connection with a sale, liquidation, recapitalization, merger, initial public offering, or other transaction (including the distribution of profits or other consideration such as stock or securities), it would be obligated to pay York the following: (i) 20% of all proceeds exceeding $20 million but less than $100 million; and (ii) 10% of all proceeds equal to or exceeding $100 million but less than $200 million. Upon the closing of the Business Combination, the equity value of the Legacy Company was determined to be $31,631,205. In accordance with the agreement with York, the Company recorded an accrued liability of $2,326,241 as of March 31, 2025, as this option was contingent on a business combination.

During the fourth quarter of 2023, Ellenoff Grossman and Schole LLP (“EGS”), the Legacy Company’s legal counsel, agreed to receive delay payments on the service fees for services provided to the Company. Pursuant to the agreement, the Company is required to pay deferral service fees contingent upon the successful completion of the Business Combination. As of the date of Business Combination, the deferred service fees remained unpaid, and the Company recorded an accrued liability of $1,058,527 as of March 31, 2025 related to these unpaid services.

On June 18, 2024, the Legacy Company entered into a settlement and mutual release agreement (as amended on October 24, 2024, the “TFA Settlement Agreement”) with Taylor Frères Americas LLP and TFGS VII Gestion LLC (together, “TFA”). The TFA Settlement provided that TFA agreed to accept at the closing of the Business Combination, 1,445,000 shares of Common Stock in exchange for and as satisfaction in full for certain equity owned by TFA and $7,626,000 of debt allegedly owed to TFA (which alleged debt the Company neither confirms or denies). However, the Company believes that the TFA Settlement Agreement expired on December 31, 2024, prior to the closing of the Business Combination, and accordingly, that the TFA Settlement Agreement terminated on December 31, 2024. Of the total shares issued, 850,000 shares were allocated in exchange for TFA’s equity interests in the Legacy Company, while the remaining 595,000 shares were issued in settlement of accrued liabilities, though the liability has not ultimately been settled as of March 31, 2025.

NOTE 13 — Commitments and Contingencies

From time to time, we may be subjected to claims or lawsuits which arise in the ordinary course of business, including the matters described below. Estimates for resolution of legal and other contingencies are accrued when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies.

Business Combination

As part of the Company’s recent business combination, certain obligations were converted into equity or otherwise settled. The Company has entered into a waiver agreement with one lender, which is expressly contingent upon a corresponding waiver being executed by another shareholder, an unrelated third party.

As of the date of these financial statements, the waiver with the unrelated third party has not been finalized. If a settlement is not reached, the waiver with the lender may be rendered void or unenforceable. In such an event, the Company may be required to satisfy certain obligations that were previously assumed to be extinguished as part of the business combination.

Management believes that while a settlement with the unrelated third party is reasonably possible, the outcome remains uncertain. Accordingly, no liability has been accrued as of the balance sheet date. However, in accordance with ASC 450-20-50, the Company discloses this contingency due to the potential for a material adverse effect on the Company’s financial position, results of operations, or cash flows should the waivers not be mutually executed, though at this time a liability cannot be reasonably estimated.

The Company continues to evaluate the situation and will update its assessment as new information becomes available.

Tax Matters

From the first quarter of 2017 until October 31, 2023, the Company failed to remit U.S. federal taxes from amounts withheld from employee wages and also failed to remit the employer portion of such taxes. In addition, during the same period, the Company did not file quarterly federal tax returns on Form 941 to report income taxes and payroll taxes withheld from employee wages. As a result, the Company has an accrued payroll tax liability on its condensed consolidated balance sheets that amounted to $5.85 million and $6.23 million as of March 31, 2025 and December 31, 2024, respectively.

The Company has remitted payments to the IRS for employee income tax withholdings as well as both the employee and employer portions of payroll taxes. All payroll taxes and withholdings for the payroll periods from November 1, 2023, through March 31, 2025, have been fully paid. However, the Company submitted payments for four payroll cycles after the applicable deadlines and has accrued the related penalties and interest associated with these late payments.

As of March 31, 2025, the Company had not fully remitted to the IRS the employee income taxes withheld and payroll taxes accrued prior to November 1, 2023. The related failure-to-deposit penalties and associated interest have been calculated and recorded on the condensed consolidated balance sheets under the caption “Accrued federal tax liability, penalties, and interest.” On January 8, 2025, the Company remitted an additional $500,000 to the IRS toward satisfying these outstanding liabilities.

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

NOTE 14 — Income Taxes

Prior to the closing of the Business Combination, the Legacy Company was structured as a limited liability company and treated as a partnership for U.S. federal and state income tax purposes. As such, the responsibility for determining and paying income taxes was passed through to its members, and the Legacy Company itself was not subject to income taxes.

Following the closing of the Business Combination, the Company became a corporation subject to U.S. federal and applicable state income taxes. For interim reporting periods, the Company estimates its annual effective tax rate and applies this rate to year-to-date pre-tax income or loss. The Company also recognizes the tax effects of discrete items in the period in which they occur, including changes in enacted tax laws or rates.

For the three months ended March 31, 2025, the Company’s effective tax rate was 0%. The Company expects its effective tax rate for the full fiscal year 2025 will remain at 0%, primarily due to the following (i) the gains on the extinguishment of debt recognized for financial statement purposes were not taxable to the Company, the gains were recognized by the Legacy Company prior to the Business Combination, and (ii) the full valuation allowance recorded against deferred tax assets.

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent that the Company believes they will not be realized. The Company considers all available evidence, including historical information, long range forecast of future taxable income and evaluation of tax planning strategies. Amounts recorded for valuation allowance can result from a complex series of judgments about future events and can rely on estimates and assumptions. Based primarily on the negative evidence outweighing the positive evidence, including the Company’s expected tax losses, the Company believes there is uncertainty as to when it will be possible to utilize certain net operating losses (“NOL”) and other deferred tax assets. Therefore, the Company recorded a valuation allowance against the deferred tax assets for which it is more-likely-than-not they will not be realized.

Should the Company’s operating results improve, and projections show continued utilization of the tax attributes, the Company would consider that as significant positive evidence and future reassessment may result in the determination that all or a portion of the valuation allowance is no longer required. If this were to occur, any reversal of the valuation allowance would result in a corresponding non-cash income tax benefit, thereby increasing total deferred tax assets.

The Company has adopted the provisions of ASC 740, Income Taxes. Under these principles, tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to be recognized in the financial statements. The tax position is the most significant benefit, with a greater than 50 percent likelihood of being realized upon ultimate settlement.

NOTE 15 — Series A Units

Series A Units

As of December 31, 2024, the Legacy Company had 9,965,000 Series A units authorized and outstanding with a stated value of $1 per unit. Series A Units entitle the holder to receive an eight percent per annum rate of return on the unrecovered capital contribution of such holder.

Mezzanine Classification

Series A units held by NACS are redeemable at any time if the Legacy Company has not carried out either a Qualified IPO or Change of Control (as defined in the ScanTech Operating Agreement). These Series A units are classified as “mezzanine” and are accounted for under the ASC accounting topics as Debt — Debt With Conversion and Other Options (Subtopic 470-20) and

Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

S99-3A(2) of the SEC’s Accounting Series Release No. 268 (“ASR 268”) requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268, an issuer should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. If the Legacy Company has not carried out either a qualified IPO or a change of control within five years after the date of the NACS Purchase Agreement, which was dated August 2013, NACS may require the Legacy Company to redeem any portion of its Series A Units at any time. Accordingly, as the contingent redemption is not solely in control of the Legacy Company, the Legacy Company determined that the Series A units should be treated as mezzanine equity.

Liquidation Preference

The Series A units rank, with respect to distribution rights and rights on liquidation, winding-up and dissolution, (i) senior and in priority of payment to the Legacy Company’s Series B and C units and (ii) junior in priority of payment to the Legacy Company’s creditors.

Voting

The Series A units confer no voting rights, except as otherwise required by applicable law.

Other Accounting Matters

FASB ASC 815 generally requires an analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The Legacy Company performed an evaluation and determined Series A and the host instrument is more akin to equity. The Legacy Company identified certain embedded redemption features which it evaluated for bifurcation and determined no bifurcation of these embedded or conversion features was required.

Dividends on redeemable Series A units are included in Accumulated Deficit and accrued in Series A units subject to possible redemption.

As of December 31, 2024, the Legacy Company had Series A units subject to possible redemption of $28,895,316. This includes the original investment in the amount of $10,000,000. Upon the closing of the Business Combination, the total balance of $28,895,316 was written off as an adjustment to additional paid in capital.

NOTE 16 — Stockholders’ Deficit

Series A Units

The Legacy Company has 245,300 units of Series A units authorized and outstanding as of December 31, 2024. Series A units entitle the holder to receive an eight percent per annum rate of return on the unrecovered capital contribution of such holder, and such holder shall receive priority in distributions with respect to such preferred return.

Holders of the Series A units are not entitled to vote on, or consent to, any matter reserved for vote, or presented for vote, of the members. Series A units are not entitled to receive any distributions other than the preferred return and a return of the capital contributions. Accrued dividends on Series A units are included in Accumulated Deficit and accrued in Dividend Payable.

As of December 31, 2024, the Legacy Company had accrued dividends payable to Series A unit holders of $427,766. Upon the closing of the Business Combination on January 2, 2025, the entire dividends payable balance, along with all outstanding Series A units, was converted into 26,595 shares of the Company’s Common Stock. The conversion eliminated the associated liability and equity balance from the Company’s condensed consolidated balance sheet, and the fair value of the shares issued was recognized as a capital transaction.

Series B Units

The Legacy Company has authorized 315,539,527 Series B units. The Series B units entitle the holder to receive a proportionate share of all distributions after payment of the preferred return and the return of capital on the Series A units. As of December 31, 2024, the legacy company had 9,906,827 Series B units outstanding.

Upon the closing of the Business Combination on January 2, 2025, all outstanding Series B units were converted into 1,438,755 shares of the Company’s Common Stock. The conversion eliminated the associated equity balance from the Company’s condensed consolidated balance sheet, and the fair value of the shares issued was recognized as a capital transaction.

Series C Units

The Series C units are “profits interests” granted to directors, employees and consultants from time to time under the 2012 Equity Incentive Plan. Holders of the Series C units do not have voting rights. A number of Series C units equal to 15% of the total outstanding Series B units and Series C units are reserved for grants under the plan. The allocation and vesting terms of grants of Series C units are determined by the Board of Directors.

As of December 31, 2024, there were 2,514,764 of Series C membership interests authorized, and 1,584,327 units of Series C membership interests issued and outstanding. Upon the closing of the Business Combination on January 2, 2025, all outstanding Series C units were converted into 160,287 shares of the Company’s Common Stock. The conversion eliminated the associated equity balance from the Company’s condensed consolidated balance sheet, and the fair value of the shares issued was recognized as a capital transaction.

Common Stock

Upon the completion of the Business Combination, the Company had a total of 18,732,670 shares of Common Stock outstanding. Of this amount, 14,184,397 shares were allocated to the Legacy Company’s stakeholders, and 4,548,273 shares were issued to the shareholders of Mars.

During the first quarter of 2025, the Company issued an additional 6,876,840 shares of Common Stock to settle various liabilities, including amounts previously owed to Seaport and the conversion of certain accounts payable into Common Stock. As a result, the Company reflected a total of 25,609,510 shares of Common Stock as issued and outstanding on its books as of March 31, 2025.

On March 20, 2025, the Company entered into a settlement agreement with Silverback. Pursuant to the agreement, Silverback agreed to acquire the Company’s outstanding liabilities totaling $8,230,977, and the Company agreed to issue its Common Stock, par value $0.0001 per share, to Silverback at a price of $1.50 per share. On March 27, 2025, Silverback completed the first tranche of the agreement by acquiring $1,378,303 of liabilities in exchange for 918,868 shares of Common Stock. In addition, the Company agreed to issue 150,000 shares of Common Stock as a legal fee and 33,000 shares as a settlement fee, resulting in Silverback receiving a total of 1,101,868 shares of Common Stock for the first tranche.

NOTE 17 — Segment and Geographic Information

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its chief executive officer, who review financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. The CODM uses operating income and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow operating income and the allocation of budget between cost of goods sold, research and development, and general and administrative expenses.

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Revenue	$365,471	$—
Cost of goods sold	238,592	—
Operating expenses:
General and administrative expenses	4,763,716	1,110,229
Research and development expenses	1,018,352	875,342
Depreciation and amortization	8,215	8,119
Total operating expenses	5,790,283	1,993,690
Loss from operations	(5,663,404)	(1,993,690)
Other income (expense):
Change in fair value of derivative liabilities	(827,445)	(541,639)
Change in fair value of warrant liabilities	223,162	(13,043,192)
Change in earnout liability	(30,000)	—
Transaction costs expensed	(9,665,004)	—
Gain on settlement of forward purchase agreement	1,406,669	—
Interest expense	(723,467)	(2,872,951)
Other income	—	14,019
Gains from extinguishment of debt, net	12,592,052	—
Total other income (expense):	2,975,967	(16,443,763)
Income (loss) before income taxes	(2,687,437)	(18,437,453)
Provision for income taxes	—	—
Net income (loss)	$(2,687,437)	$(18,437,453)

NOTE 18 — Subsequent Events

On October 25, 2021 and October 1, 2022, St. James Bank and Trust Company Ltd. (“St. James”) executed three loans with the Company via Azure LLC (the St. James Original Loan”) in the aggregated principal and interest amount of $2,418,983 as of March 31, 2025. On April 25, 2025, the Company and St. James entered into a settlement agreement to (i) terminate the St. James Original Loan, (ii) release all claims held by both the Company and St. James, and (iii) enter into a promissory note. As parties to the original loan, NACS LLC and John Redmond also agreed to release all claims arising from the termination of the original loan.

On April 25, 2025, the Company and St. James entered into an unsecured promissory note (the “April 2025 St. James Promissory Note”) pursuant to which St. James agreed to loan the Company $2,850,000 at an annual interest rate of 12.0% with a maturity date of October 25, 2025. Pursuant to the April 2025 St. James Promissory Note, the Company is granted, at its sole option, up to two extensions of 180-days each, beyond the maturity date. Assuming the Company opts to utilize an extension, the Company will pay St. James at each such extension the remaining balance of the April 2025 St. James Promissory Note, minus any shares St. James has sold to date to pay off the outstanding balance of the April 2025 St. James Promissory Note, either (i) in shares of Common Stock of the Company at a value of $9.87 per share in an amount equal to 125% of the then total outstanding balance of the promissory note at the time of an extension, (ii) in cash, or (iii) a combination of shares and cash. In the event the Company elects both extensions and the Company further chooses not to repay any remaining balance due pursuant to the April 2025 St. James Promissory Note and the shares issued to St. James and sold by St. James do not satisfy the Company’s money owed under the promissory note, the Company and St. James will enter a new unsecured promissory note for a period of 180 days. As contemplated by the April 2025 St. James Promissory Note, on April 25, 2025, the Company and St. James also entered into a Subscription Agreement to represent any issuances of Common Stock to St. James at either extension.

On April 28, 2025, the Company and Aegus entered into an amendment to amend the bridge note executed on May 7, 2024 (the “May 2024 Aegus Bridge Note”), of which both (i) terminated the May 2024 Aegus Bridge Note and released all collateral subject to the May 2024 Aegus Bridge Note; and (ii) issued 360,000 shares of Common Stock to Aegus consisting of (a) 260,000 shares of Common Stock to be registered on an amendment to the Company’s Registration Statement on Form S-1 (File No. 333-284806) filed on February 10, 2025 (the “Resale Registration Statement”); and (b) 100,000 shares of Common Stock to be issued upon approval by the board of directors of the Company of an appropriate reduction in the Company’s debt to be completed on a best efforts basis by the Company no later than June 30, 2025.

Previously, on December 31, 2024, the Company and Polar entered into a promissory note for a principal amount of $1,250,000 (the “December 2024 Polar Promissory Note”). On April 29, 2025, the Company and Polar entered into a subscription and settlement agreement, which (i) terminated the December 2024 Polar Promissory Note and released all collateral subject to the December 2024 Polar Promissory Note; (ii) released all claims held by the Company, SIBS and Polar in connection with the December 2024 Polar Promissory Note effective upon filing of the Company’s amendment to the Resale Registration Statement; and (iii) issued 1,500,000 shares of Common Stock of the Company to Polar to be registered on an amendment to the Resale Registration Statement.

Previously, the Company, Mr. Redmond, and NACS, LLC (“NACS” and collectively with Redmond, referred to as “Redmond” in this paragraph) entered into various loan agreements for a total of $2,000,000 in principal amounts (the “Redmond Loans”). On April 29, 2025, the Company, SIBS, and Redmond entered into a subscription and settlement agreement to (i) terminate the Redmond Loans; (ii) release the collateral subject to the Redmond Loans; (iii) release all claims held by the Company, SIBS, NACS, and Redmond; (iv) provide the opportunity for Redmond to recoup $1,200,000 in principal owed via a Section 3(a)(10) offering on or before the date of filing of the amendment to the Resale Registration Statement, and to the extent all or a portion of the $1,200,000 is not recouped via a Section 3(a)(10) offering prior to the filing of the amendment to the Resale Registration Statement, then the remaining unattained portion shall be included in shares valued at $1.00 on the amendment to the Resale Registration Statement; and (v) 800,000 shares of Common Stock to be registered on the Resale Registration Statement.

Pursuant to the Fifth Amended and Restated Operating Agreement of SIBS, York received the right to receive sharing interests of the Company’s proceeds. On April 30, 2025, the Company, SIBS, and York entered into a stock issuance agreement (the “York Stock Issuance Agreement”) to both (i) release the Company and SIBS from the sharing interest granted to York; and (ii) issue York 1,700,000 shares of Common Stock of which 700,000 shares of Common Stock are to be registered on the Resale Registration Statement and 1,000,000 shares of Common Stock to be registered on a second resale registration statement by August 28, 2025.

On May 14, 2025, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Maximcash Solutions LLC (the “Lender”). Pursuant to the Loan Agreement, the Lender loaned $500,000 (the “Loan”) to the Company, which includes an $15,000 origination fee deducted at the time of funding. The Loan Agreement matures on November 14, 2025. The Company is obligated to repay the Loan in six monthly payments, with the first three payments to be interest only, and with a total repayment amount of $610,000 over a six-month term. The Loan is secured by 1,000,000 shares of its common stock (the “Pledge Shares”), the Company has also agreed to issue 50,000 shares of its common stock (the “Consulting Shares”) for the Lender’s consulting services and other origination services.

On July 3, 2025 the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with 340 Broadway Holdings, LLC (the “Lender”). Pursuant to the terms of the Securities Purchase Agreement, the Company issued a senior secured promissory note (the “Note”) to the Lender with a total principal amount of up to $1,500,000 and 2,095,531 shares (the “Origination Shares”) of the Company’s common stock to the Lender. The Note bears interest at an annual rate of 15% and matures on July 3, 2026 (the “Maturity Date”). The Lender has the right, but not the obligation, to convert, at any time prior to the Maturity Date, all or any portion of the outstanding Principal Amount, accrued interest and fees due and payable thereon into shares (the “Conversion Shares”) of the Company’s common stock. The Lender is prohibited from converting an amount that would be convertible into that number of Conversion Shares which would exceed the difference between the number of shares of the Company’s common stock beneficially owned by the Lender and 4.99% of the outstanding shares of the Company’s common stock. The Lender may waive such 4.99% limitation upon, at the election of the Lender, not less than seven day’s prior notice to the Company. The Company is also obligated to register the Conversion Shares on a new registration statement within the later of (i) 30 calendar days following the issuance of the Note, or (ii) 7 calendar days following the date the SEC declares the Existing Registration Statement effective.

Item 2. – Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on May 14, 2025. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below as well as those discussed elsewhere in this Quarterly Report on Form 10-Q (including under “Risk Factors”) and in our Annual Report on Form 10-K filed with the SEC on May 14, 2025. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and we caution investors against unduly relying upon these statements. In all events, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, change in circumstances, future events or otherwise, and you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K..

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

SENTINEL Scanner Description

SENTINEL’s fix-gantry CT architecture incorporates four discrete pairs of fixed multi-energy X-ray generators and detector arrays. Each generator/ detector pair is optimally configured to provide non- traditional planar slices significantly expanding the robustness, reliability and repeatability of image data reconstruction and improving the system’s ability to discriminate/interrogate threat materials and hidden objects. The orientation of the generators/detectors yield three discrete slices of the target for interrogation: 1) Perpendicular to the tunnel; 2) 45° angle along the Belt from Entrance to Exit, and; 3) 45° angle backwards along the Belt from Exit to Entrance. The three slices of metadata are used to reconstruct a three- dimensional map of the effective atomic numbers (Zeff) and mass densities of the scanned contents. The projections in this innovative geometry provide three unique planes while the projections of conventional CT systems are essentially in a single plane. Three integrated & interlaced slices through an object versus the typical single plane slice of data in rotating-gantry CT improves spatial recognition, particularly in high clutter situations, as the four X-ray projections are traveling through unique paths for a given area of interest. Coupled with few-view CT reconstruction and advanced threat detection algorithms, SENTINEL’S architecture expands the robustness, reliability and repeatability of the measurement data.

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

SENTINEL Scanner Maintenance

Modular construction of SENTINEL plays a major role in the system’s serviceability and ensures fast field service to get the machine back online. Furthermore, as system upgrades and enhancements are designed, engineered, tested and approved, respective modules can easily be changed-out in the field. System electrical and control components are mounted on four (4) back-plates that are easy to inspect, basic troubleshoot, and remove & replace if necessary. All modules are individually certified by Underwriter’s Laboratory (UL) in addition to the entire machine being UL certified. The four back-plate modules are located behind the same exterior panel and can easily be accessed by an authorized service technician. If a module is diagnosed with a problem, the entire module is removed by unplugging the wiring harness connectors, unscrewing four nuts, removing the module and simply installing a new module, which takes five to ten minutes to complete. The defective module is then returned to ScanTech for detailed troubleshooting, evaluation and if economical, repair. Likewise, X-ray generators are a modular monoblock design hermetically enclosing the X-ray tube, high-voltage power supply, collimator, and cooling system. The replacement of an X-ray generator takes less than an hour as the monoblock is mounted on a factory laser- aligned mounting frame. The monoblock is removed by unbolting four bolts plus two connectors. Simply remove and replace the unit with a new X-ray monoblock and the system is ready to scan. No alignment of the X-ray monoblock is required because of the pre-aligned precision of the X-ray generator and detector array mounting frames, so an X-ray monoblock change out is simply a ‘pull-plug-scan’ service call. Detector Arrays can also be easily replaced. Each array is a modular unit mounted on a precision mounting bracket or frame. To replace the detector board(s), one must merely remove the access plate(s), unplug the communication & power connectors, remove the array bracket or frame, and repeat the process to reinstall. SENTINEL’s modular design provides a low-cost component upgrade path, reduced system downtime, faster field service and troubleshooting, and lower maintenance costs.

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

SENTINEL successfully completed TSA’s Tier 2 Explosive Detection Standard testing in March 2018. Our application for APSS 6.2 certification is in advanced stages, and we currently anticipate receiving APSS 6.2 certification in the first quarter of 2026. We were invited by ECAC to submit SENTINEL for ECAC certification, and we expect to commence EDSCB certification testing and receive certification. We have applied for certification of our SENTINEL CT scanner for placement on TSA’s Air Cargo Screening Technology List as a small bore air cargo visual inspection system for inspecting small parcels and packages, and expect to receive such certification. We are also designing and developing a large bore fixed gantry CT scanner for air cargo screening of break-bulk cargo and larger packages and parcels, and except to receive ACSTL certification of this scanner in 2026.

Components of Results of Operations

We have not been profitable since inception. As of March 31, 2025, our accumulated deficit was $187,165,447 and as of December 31, 2024, our accumulated deficit was $184,478,110. Since inception, we have financed our operations primarily through different forms of debt, primarily promissory notes.

Operating expenses primarily consist of general and administrative costs, including payroll, as well as research and development expenses. As of March 31, 2025, and December 31, 2024, general and administrative expenses represented the largest component of our operating expenses. These costs have increased significantly over the past 12 months, primarily due to expenses associated with capital markets activities related to the Business Combination.

For the three months ended March 31, 2025 and 2024, operating expenses were $5,790,283 and $1,993,690, respectively, an increase of 190% during the period.

	Three Months Ended
	March 31,
	2025	2024
Operating expenses:
General and administrative expenses	$4,763,716	$1,110,229
Research and development expenses	1,018,352	875,342
Depreciation and amortization	8,215	8,119
Total operating expenses	$5,790,283	$1,993,690

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the Company’s financial statements for the three months ended March 31, 2025 and for the year ended December 31, 2024, and other information included elsewhere in this filing.

The following table sets forth our statement of operations for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025, the Company reported net loss of $2,687,437. The primary driver of net loss during the period was de-SPAC transaction costs and equity recapitalization that occurred upon the closing of the Business Combination.

As of January 2, 2025, nearly all lenders agreed to convert their outstanding principal and accrued interest balances into the Company’s Common Stock, with the exception of Aegus Corporation, Azure SJBT, LAM LHA, Polar loan, Seaport Group SIBS, and Steele loans, which remained outstanding as of March 31, 2025. As a result of these conversions, the Company recognized a net gain from the extinguishment of debt totaling $12,592,052 for the three months ended March 31, 2025. Upon completion of the Business Combination, the Company recorded other expenses totaling $9,665,004, primarily related to de-SPAC transaction costs.

For the three months ended March 31, 2024, the Company reported a net loss of $18,437,453. The loss was primarily driven by a non-cash increase in warrant and derivative liabilities, as well as higher interest expenses, reflecting the impact of increased outstanding debt and fair value adjustments related to warrants and derivative instruments during the period.

	For the Three Months Ended March 31,
	2025	2024
Revenue	$365,471	$—
Cost of Goods Sold	238,592	—
Operating expenses:
General and administrative expenses	4,763,716	1,110,229
Research and development expenses	1,018,352	875,342
Depreciation and amortization	8,215	8,119
Total operating expenses	5,790,283	1,993,690
Loss from operations	(5,663,404)	(1,993,690)
Other income (expense):
Change in fair value of derivative liabilities	(827,445)	(541,639)
Change in fair value of warrant liabilities	223,162	(13,043,192)
Change in earnout liability	(30,000)	—
Transaction costs expensed	(9,665,004)	—
Gain on settlement of forward purchase agreement	1,406,669	—
Other income	—	14,019
Interest expense	(723,467)	(2,872,951)
Gains from extinguishment of debt	12,592,052	—
Total other income (expense):	2,975,967	(16,443,763)
Loss before income taxes	$(2,687,437)	$(18,437,453)
Provision for income taxes	—	—
Net loss	$(2,687,437)	$(18,437,453)

General and Administrative Expense

For the three months ended March 31, 2025 and 2024, general and administrative expenses were $4,763,716 and $1,110,229, respectively, representing a year-over-year increase of 329%. This significant increase was primarily driven by higher professional service fees related to the Business Combination and stock-based compensation issued to service providers who supported the completion of the Business Combination.

Several vendors provided critical services in connection with the Business Combination, and the Company agreed to compensate them with shares of Common Stock upon the completion of the Business Combination. On January 2, 2025, the Company issued 150,000 shares to MG Partners, LLC; 200,000 shares to Michael Tew; 1,500,000 shares to 340 Broadway Holdings LLC; and

500,000 shares to Prima Verde LLC. The aggregate fair value of these shares was $5,240,500, which the Company recorded as stock-based compensation expense for the three months ended March 31, 2025. In addition, the Company incurred legal service fees totaling $2,967,707 in connection with the Business Combination, of which $2,119,529 were payable to Ellenoff Grossman & Schole LLP.

Research and Development Expense

For the three months ended March 31, 2025 and 2024, research and development expenses were $1,018,352 and $875,342, respectively, a 16% increase during the period.

The increase in research and development expenses was attributable primarily to a continued and ongoing increase in investment in the Company’s artificial intelligence software and continued investment in its proprietary algorithms with the anticipation of filing additional patents in the future.

Depreciation and Amortization

For the three months ended March 31, 2025 and 2024, depreciation and amortization expenses were $8,215 and $8,119, respectively. The change was not material.

Interest Expense

For the three months ended March 31, 2025 and 2024, interest expense was $723,467 and $2,872,951, respectively, representing a decrease of 75% year over year. Interest expense includes accrued interest and any penalties, including default interest, on outstanding promissory notes. The decrease in interest expense is primarily attributable to the settlement of a majority of the Company’s debt obligations through conversion into Common Stock upon the completion of the Business Combination. As a result, only a limited number of debt instruments remained outstanding on the Company’s balance sheet as of March 31, 2025.

Other Income (Expense)

For the three months ended March 31, 2025, the Company had other income of $2,975,967. For the three months ended March 31, 2024, the Company had other expenses of $16,443,763. The increase in other income primarily resulted from the Company’s recognition of a net gain of $3,610,250 related to the extinguishment and settlement of various liabilities in connection with the debt restructuring and de-SPAC transaction costs.

As of January 2, 2025, nearly all lenders agreed to convert their outstanding principal and accrued interest balances into the Company’s Common Stock, with the exception of Aegus Corporation, Azure SJBT, LAM LHA, Polar loan, Seaport Group SIBS, and Steele loans, which remained outstanding as of March 31, 2025. As a result of these conversions, the Company recognized a net gain from the extinguishment of debt totaling $12,592,052 for the three months ended March 31, 2025.

Upon completion of the Business Combination, the Company recorded other expenses totaling $8,258,335, primarily related to de-SPAC transaction costs and the settlement of forward purchase agreement.

Upon completion of the Business Combination, all outstanding warrants and options were exercised and converted into shares of the Company’s Common Stock, except for the options related to Seaport’s second bridge loan, which were exercised on January 7, 2025. The options and warrants were fair valued prior to conversion, and the resulting changes in the fair value of derivative liabilities and warrant liabilities were recorded accordingly. For the three months ended March 31, 2025, the Company recognized a net expense of $827,445 related to the change in fair value of derivative liabilities and a net gain of $223,162 related to the change in fair value of warrant liabilities.

Trend Information

Other than as disclosed elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, uncertainties, demands, commitments or events that are reasonably likely to have a material effect on our revenues, net income, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the issuance of debt. Since our inception, we have incurred significant operating losses and negative cash flows. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $187,165,447 and $184,478,010, respectively. The Company’s liabilities ae significantly greater than its assets.

We did not receive sufficient proceeds from the Business Combination to fund our operating expenses for at least 12 months after the date of our financial statements included in this filing. As a result, management has determined that there is substantial doubt about our ability to continue as a going concern.

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

For the foreseeable future, we expect to continue financing our operations through the sale of equity, debt, borrowings under credit facilities or through potential collaborations with other companies, other strategic transactions or government or other grants. Adequate capital may not be available to us when needed or on acceptable terms. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures. Debt financing would also result in fixed payment obligations. If we are unable to raise additional funds through equity or debt financing or other arrangements when needed, we may be required to delay, reduce, suspend or cease our research and development programs or any future commercialization efforts, which would have a negative impact on our business, prospects, operating results and financial condition. See the section entitled “Risk Factors” for additional risks associated with our substantial capital requirements.

The Company’s operating losses raise substantial doubt about our ability to continue as a going concern for one year from the date the financial statements are issued or available to be issued. As of March 31, 2025 and December 31, 2024, our cash balance was $771,171 and $22,317, respectively. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2024 with respect to this uncertainty.

Prior to the Business Combination, the Company financed operations primarily through cash generated from debt offerings and equity raises. The Company’s primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures. The Company’s principal long-term working capital uses primarily include research and development expenses and operational payroll.

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

Following the completion of restructuring the Company’s balance sheet, recapitalizing outstanding indebtedness and converting it into equity as described above, our liquidity needs will depend on both the performance of our business and our ability to obtain additional financing. If we do not generate sufficient proceeds from operations or financing activities to execute our business plan or if our business underperforms relative to expectations, we may need to seek additional funding or implement other measures to enhance our liquidity position. See “Risk Factors — We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on May 14, 2025.

Cash Flow

The following table provides information regarding our cash flows for the periods presented:

	Three Month Ended March 31,
	2025	2024
Operating activities	$(3,680,881)	$(1,351,636)
Investing activities	(6,944)	—
Financing activities	4,436,679	1,023,370
Net increase (decrease) in cash during period	$748,854	$(328,266)

For the three months ended March 31, 2025, cash used in operating activities was $3,680,881, consisting of a net loss of $2,687,437, depreciation expense of $8,215, share-based compensation expense of $470,250, increase in fair value of derivative liabilities of $827,445, transaction costs of $9,665,004, decreases in R&D tax credit receivable of $29,324, accounts receivable of $287,448, and inventory of $106,726, and increases in accounts payable of $2,948,225, accrued liabilities of $1,111,738, accrued compensation of $12,228, interest payable of $1,240,833 and earnout liabilities of $30,000, that were partially offset by the gain from extinguishment of debts of $12,592,052, change in fair value of warrant liabilities of $223,162, a gain on settlement of forward purchase agreement of $1,406,669, accrued federal tax liability, penalties and interest of $380,657, deferred revenue of $365,471, payable to related parties of $83,260, and interest payable to related parties of $517,366, plus increases in prepaid and other current assets of $2,162,243.

For the three months ended March 31, 2024, cash used in operating activities was $1,351,636, consisting of a net loss of $18,437,453, increases in prepaid and other current assets of $59,113 and inventory of $149,874, that were partially offset by depreciation expense of $8,120, increases in fair value of derivative liabilities of $541,639, fair value of warrant liabilities of $13,043,192, a decrease in R&D tax credit receivable of $26,562, and increases in accounts payable of $202,786, accrued liabilities of $15,444, accrued compensation of $76,368, accrued federal tax liability, penalties and interest of $436,389, interest payable of $1,175,546, interest payable to related parties of $1,697,404, deferred revenue of $66,470 and payable to related parties of $4,884.

For the three months ended March 31, 2025, cash used in investing activities was $6,944, consisting of purchases of property, plant and equipment of $6,944.

For the three months ended March 31, 2024, no cash was used in investing activities.

For the three months ended March 31, 2025, cash used provided by financing activities was $4,436,679, consisting of proceeds from loans of $3,000,000, proceeds from stock options and warrant exercised of $30,010, proceeds from settlement of forward purchase agreement $1,406,669.

For the three months ended March 31, 2024, cash provided by financing activities was $1,023,370, consisting of proceeds from loans of $1,024,000, that was partially offset by adjustment to shareholder receivables of $630.

Indebtedness Conversion

The Company continuously worked with its creditors to secure agreements to convert its existing indebtedness to equity in the first quarter of 2025.

On March 20, 2025, the Company entered into a settlement agreement and stipulation with Silverback Capital Corporation (“SCC”). Under the terms of the agreement, SCC agreed to acquire Company liabilities totaling $8,230,977 in exchange for shares of Common Stock at a conversion price of $1.50 per share. On March 26, 2025, SCC completed the first tranche of the agreement, acquiring $1,378,303 in accounts payable and receiving 918,869 shares of Common Stock in exchange. In addition, the Company agreed to issue 33,000 shares as settlement fees and 150,000 shares for legal fees. The total number of shares issued to SCC under the first tranche was 1,101,869 shares.

On March 31, 2025, the Company entered into an amendment to the Seaport bridge loan agreements. Under the terms of the amendment, Seaport agreed to convert the cumulative principal and accrued interest from the first and second bridge loans, purchase order loans, and OPG loans into 5,350,000 shares of the Company’s Common Stock. 5,350,000 shares of Common Stock were subsequently issued to Seaport on April 17, 2025. In addition, in the same amendment, the Company granted Seaport a warrant to purchase 3,000,000 shares of Common Stock at an exercise price of $0.01 per share. Seaport exercised the warrant on March 31, 2025 by paying $30,000 in cash, and 3,000,000 shares of Common Stock were subsequently issued to Seaport on April 2, 2025. As of March 31, 2025, the Company recognized the fair value of the exercised warrants under “Accrued issuable equity” on the Balance Sheet, reflecting the obligation to issue the related shares.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, over the past three fiscal years, as of December 31, 2024 and for the three month ending March 31, 2025.

Item 3. – Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information otherwise required under this item.

Item 4. – Controls and Procedures

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

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Dolan Falconer, President and Chief Executive Officer (Principal Executive Officer) and James C. White (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. As previously disclosed, our disclosure controls and procedures were not effective due to the following material weakness identified: (1) a material weakness in our internal controls over financial reporting related to valuation of matters associated with accounting for warrants, derivatives and unit-based compensation awards, particularly our process for developing the estimates, our application of the appropriate methodologies utilized, and our evaluation of the completeness and accuracy of the underlying data utilized in deriving the estimates; (2) a material weakness in the complete identification and accounting interpretation of the complex terms in various contractual arrangements entered into, including those related to debt and equity arrangements, revenue arrangements with our customer, consulting and vendor arrangements for services provided and legal judgments; (3) a material weakness around the lack of appropriate approvals around related party transactions; (4) a material weakness related to the financial reporting close process, including the preparation and review of technical accounting interpretations and the recording of such balances, account reconciliations including inventory, preparation of tax provision, and journal entries, and; 5) a material weakness related to the IT environment including controls over cybersecurity, logical, network, and physical security, data backup and recovery, change management and vendor management, including review of SOC1 Type 2 reports and the consideration of the reports’ recommended end-user control considerations. As of the end of the reporting period, the material weakness has not been fully remediated, and therefore, management has concluded that our internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

As previously disclosed in the Company’s annual report on Form 10-K filed with the SEC on May 14, 2025, the Company had failed to remit U.S. federal taxes from amounts withheld from employee wages and the employer portion of such taxes during the period from the first quarter of 2017 through October 31, 2023. All payroll taxes and withholdings for the foregoing tax periods have been paid in full. However, the Company has accrued additional penalties and interest associated with late payments. On January 8, 2025, the Company remitted an additional $500,000 to the IRS toward satisfying these outstanding liabilities. As of March 31, 2025, the Company has not fully remitted to the IRS its tax obligations. The failure to deposit penalty and associated interest was calculated and recorded in the condensed consolidated balance sheets under the caption of accrued federal tax liability, penalties and interest.

Other than the above, the Company is not currently a party to any material legal proceedings. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, any such future litigation could have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. – Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which we filed with the Securities and Exchange Commission on May 14, 2025, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q, when evaluating our business and our prospects. The risks and uncertainties that we face are not limited to those set forth in the Annual Report on 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities. There are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2024, except as described below.

If we fail to comply with the rules of the Nasdaq Stock Market for continued listing or other requirements, our shares may be delisted.

Our Common Stock is listed on the Nasdaq Stock Market (“Nasdaq”) under the symbol “STAI.” If we fail to comply with Nasdaq’s rules for continued listing, Nasdaq may take steps to delist our Common Stock. On May 22, 2025, the Company received a deficiency letter (the “Periodic Report Notice”) from Nasdaq Listing Qualifications notifying the Company that it is not in compliance with the requirements of Nasdaq Listing Rule 5250(c)(1) as a result of not having timely filed with the SEC its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025. The Periodic Report Notice had no immediate effect on the listing of the Company’s Common Stock on The Nasdaq Global Market, and the filing of this Quarterly Report on Form 10-Q resolves the basis for delisting. On May 27, 2025, the Company received an additional deficiency letter from Nasdaq (the “MVLS Notice”), notifying the Company that, based on the market value of listed securities for the previous 30 consecutive business days, the listing of the Company’s Common Stock was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) to maintain a minimum market value of listed securities of at least $50 million (the “MVLS Requirement”). In accordance with Nasdaq rules, the Company has a period of 180 calendar days (or until November 24, 2025) to regain compliance with the MVLS Requirement. To regain compliance during this 180-day compliance period, the minimum market value of listed securities must close at $50 million or more for a minimum of 10 consecutive business days. The MVLS Notice has no immediate effect on the listing of the Company’s Common Stock on The Nasdaq Global Market.

In the event that the Company does not regain compliance with the MVLS Requirement prior to the expiration of the 180-day compliance period, the Company will receive written notification from Nasdaq that the Company’s securities are subject to delisting. Alternatively, the Company may transfer the listing of its securities to The Nasdaq Capital Market, provided the Company will only be able to transfer the listing to The Nasdaq Capital Market if the Company then meets the continued listing requirements on The Nasdaq Capital Market.

If we fail to regain compliance with the MVLS Requirement, or for any other reason, Nasdaq delists our Common Stock from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

●	the liquidity of our Common Stock;

●	the market price of our Common Stock;
●	we will become a “penny stock”, which will make trading of our Common Stock much more difficult;
●	our ability to obtain financing for the continuation of our operations;
●	the number of institutional and general investors that will consider investing in our Common Stock;
●	the number of investors in general that will consider investing in our Common Stock;
●	the number of market makers in our Common Stock;
●	the availability of information concerning the trading prices and volume of our Common Stock; and
●	the number of broker-dealers willing to execute trades in shares of our Common Stock.

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

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

The issuance of all of such shares of Common Stock were without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.

Repurchases

As of March 31, 2025, the Company has not repurchased any of its outstanding Common Stock.

Item 3. – Defaults Upon Senior Securities

None.

Item 4. – Mine Safety Disclosures

Not Applicable.

Item 5. – Other Information

During the three month ended March 31, 2025, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a “Rule 10-b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. – Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1§	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2§	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Filed herewith.
§

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto is deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

#	Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 25, 2025	ScanTech AI Systems Inc.

	By:	/s/ Dolan Falconer
	Name:	Dolan Falconer
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James White
	Name:	James White
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)