Form 10-Q
period 2025-06-30
ScanTech AI Systems Inc.
filed 2025-09-17
CIK 1994624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

The number of shares of the common stock of the registrant issued and outstanding as of September 17, 2025 was 64,487,627 shares of common stock.

SCANTECH AI SYSTEMS INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

PART 1 - FINANCIAL INFORMATION

Item 1. – Financial Statements (unaudited)

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$41,123	$22,317
Prepaid expenses	1,767,355	164,391
R&D tax credit receivable	99,755	164,761
Accounts receivable	—	287,448
Inventory	1,254,433	1,426,140
Security pledged to creditors	879,894	—
Other current assets	—	—
Total current assets	4,042,560	2,065,057
Property and equipment, net	50,214	51,387
Other long term assets	36,333	36,333
Total assets	$4,129,107	$2,152,777
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,361,099	$4,733,031
Accrued expenses and other current liabilities	8,973,797	9,442,304
Accrued compensation	1,048,403	1,692,327
Accrued federal tax liability, penalties and interest	5,936,772	6,232,925
Interest payable	385,870	17,762,972
Interest payable to related parties	661,565	39,711,139
Dividend payable	—	427,766
Deferred revenue	755,406	1,621,707
Derivative liabilities	—	8,327,602
Warrant liabilities	—	16,241,092
Related parties payable	455,095	1,547,082
Short-term debt, net	5,570,250	27,648,051
Short-term debt from related parties, net	—	22,346,055
Accrued issuable equity	250,000	—
Total current liabilities	$28,398,257	$157,734,053
Long-term debt, net	3,000,000	—
Long-term debt from related parties, net	14,701,451	—
Earn-out liability	13,000	—
Total liabilities	$46,112,708	$157,734,053
Commitments and contingencies (Note 13)
Series A units subject to possible redemption, 9,965,000 units at a redemption value of $2.90 per unit as of December 31, 2024; none as of December 31, 2025	—	28,895,316
Shareholders’ deficit
Series A units (prior to reverse recapitalization, 245,300 units authorized, issued and outstanding as of December 31, 2024; after reverse recapitalization, no units issued and outstanding as of December 31, 2024 and June 30, 2025	—	—
Series B units (prior to reverse recapitalization, 315,539,527 units authorized, 9,906,827 issued and outstanding as of December 31, 2024; after reverse recapitalization, no units issued and outstanding as of December 31, 2024 and June 30, 2025	—	—
Series C units (prior to reverse recapitalization, 1,748,264 units authorized, 1,584,327 issued and outstanding as of December 31, 2024; after reverse recapitalization, no units issued and outstanding as of December 31, 2024 and June 30, 2025	—	—
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 48,262,310 shares issued and outstanding as of June 30, 2025; 14,184,397 as of December 31, 2024	4,826	1,418
Additional paid-in capital	166,300,822	—
Accumulated deficit	(208,289,249)	(184,478,010)
Total shareholders’ deficit	$(41,983,601)	$(184,476,592)
Total liabilities and shareholders’ deficit	$4,129,107	$2,152,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$864,053	$522,166	$1,229,524	$522,166
Cost of goods sold	622,499	448,095	861,091	448,095
Gross margin	241,554	74,071	368,433	74,071
Operating expenses:
General and administrative expenses	1,984,659	1,374,786	6,748,375	2,485,015
Research and development expenses	1,297,968	914,619	2,316,320	1,789,961
Depreciation and amortization	8,898	8,120	17,113	16,239
Total operating expenses	3,291,525	2,297,525	9,081,808	4,291,215
Loss from operations	(3,049,971)	(2,223,454)	(8,713,375)	(4,217,144)
Other income (expense):
Change in fair value of derivative liabilities	—	(33,754)	(827,445)	(575,393)
Change in fair value of warrant liabilities	—	(435,469)	223,162	(13,478,661)
Change in fair value of pledged security	(1,185,528)	—	(1,185,528)	—
Change in earnout liability	17,000	—	(13,000)	—
Transaction costs expensed	(8,502,003)	—	(18,167,007)	—
Gain on settlement of forward purchase agreement	—	—	1,406,669	—
Other expense:	—	(30,195)	—	(16,176)
Interest expense	(631,591)	(2,984,232)	(1,355,058)	(5,857,183)
Gains (loss) from extinguishment of debt, net	(7,771,709)	—	4,820,343	—
Total other expense:	(18,073,831)	(3,483,650)	(15,097,864)	(19,927,413)
Loss before income taxes	(21,123,802)	(5,707,104)	$(23,811,239)	$(24,144,557)
Provision for income taxes	—	—	—	—
Net loss	$(21,123,802)	$(5,707,104)	$(23,811,239)	$(24,144,557)
Net loss per share:
Basic and diluted	$(0.49)	$(1.77)	$(0.72)	$(7.15)
Weighted average number of shares/units:
Basic and diluted	43,199,543	3,529,740	33,254,351	3,529,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Preferred
	Nonvoting Units				Series C Profit
	Non				Interest				Additional
	redeemable		Series B Units		Nonvoting		Common Shares		Paid-In	Accumulated	Shareholders’
Six Months Ended June 30, 2025	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2024	245,300	$—	9,906,827	$—	1,584,327	$—	—	$—	$—	$(184,476,592)	$(184,476,592)
Retroactive application of recapitalization	(245,300)	—	(9,906,827)	—	(1,584,327)	—	14,184,397	1,418	—	(1,418)	—
Adjusted Balances, beginning of period	—	—	—	—	—	—	14,184,397	1,418	—	(184,478,010)	(184,476,592)
Conversion of debt to common shares	—	—	—	—	—	—	10,682,329	1,068	20,041,046	—	20,042,114
Issuance of common shares for the settlement of accounts payable	—	—	—	—	—	—	6,499,868	650	8,272,181	—	8,272,831
Settlement of derivative liabilities into common shares	—	—	—	—	—	—	2,593,000	259	5,906,181	—	5,906,440
Issuance of common shares in connection with non-redemption agreements	—	—	—	—	—	—	4,858,876	486	9,943,848	—	9,944,333
Share-based compensation	—	—	—	—	—	—	275,000	28	517,928	—	517,955
Common shares issued in exchange for cash	—	—	—	—	—	—	303,951	30	999,970	—	1,000,000
Shares issued upon warrant exercise	—	—	—	—	—	—	3,000,000	300	6,089,700	—	6,090,000
Security pledged to creditors	—	—	—	—	—	—	1,316,616	132	2,065,290	—	2,065,422
Reverse recapitalization transactions, net	—	—	—	—	—	—	4,548,273	455	112,464,679	—	112,465,134
Net loss	—	—	—	—	—	—	—	—	—	(23,811,239)	(23,811,239)
Balance as of June 30, 2025	—	—	—	—	—	—	48,262,310	$4,826	$166,300,822	$(208,289,249)	$(41,983,601)

	Series A Preferred
	Nonvoting Units				Series C Profit
	Non				Interest				Additional
	redeemable		Series B Units		Nonvoting		Common Shares		Paid-In	Accumulated	Shareholders’
Six Months Ended June 30, 2024	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	245,300	$—	9,906,827	$—	1,584,327	$—	—	$—	$—	$(159,184,883)	$(159,184,883)
Retroactive application of recapitalization	(245,300)	—	(9,906,827)	—	(1,584,327)	—	14,184,397	1,418	—	(1,418)	—
Adjusted Balances, beginning of period	—	—	—	—	—	—	—	1,418	—	(159,186,301)	(159,184,883)
Adjustment to shareholder receivables	—	—	—	—	—	—	—	—	(1,488)	—	(1,488)
Unit-based compensation	—	—	—	—	—	—	—	—	38,486	—	38,486
Preferred A Unit dividend	—	—	—	—	—	—	—	—	(36,998)	(1,064,531)	(1,101,529)
Net loss	—	—	—	—	—	—	—	—	—	(24,144,557)	(24,144,557)
Balance as of June 30, 2024	—	—	—	—	—	—	14,184,397	$1,418	$—	$(184,395,389)	$(184,393,971)

	Series A Preferred
	Nonvoting Units				Series C Profit
	Non				Interest				Additional
	redeemable		Series B Units		Nonvoting		Common Shares		Paid-In	Accumulated	Shareholders’
Three Months Ended June 30, 2025	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2025	—	$—	—	$—	—	$—	25,609,510	$2,561	$131,227,059	$(187,165,447)	$(55,935,827)
Conversion of debt to common shares	—	—	—	—	—	—	8,750,000	875	13,234,625	—	13,235,500
Issuance of common shares for the settlement of accounts payable	—	—	—	—	—	—	5,398,000	540	5,704,940	—	5,705,480
Issuance of common shares in connection with non-redemption agreements	—	—	—	—	—	—	4,454,800	445	9,042,798	—	9,043,243
Share-based compensation	—	—	—	—	—	—	50,000	5	47,700	—	47,705
Shares issued upon warrant exercise	—	—	—	—	—	—	3,000,000	300	6,089,700	—	6,090,000
Security pledged to creditors	—	—	—	—	—	—	1,000,000	100	954,000	—	954,100
Net loss	—	—	—	—	—	—	—	—	—	(21,123,802)	(21,123,802)
Balance as of June 30, 2025	—	—	—	—	—	—	48,262,310	$4,826	$166,300,822	$(208,289,249)	$(41,983,601)

	Series A Preferred
	Nonvoting Units				Series C Profit
	Non				Interest				Additional
	redeemable		Series B Units		Nonvoting		Common Shares		Paid-In	Accumulated	Shareholders’
Three Months Ended June 30, 2024	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2024	245,300	$—	9,906,827	$—	1,584,327	$—	—	$—	$—	$(178,168,325)	$(178,168,325)
Retroactive application of recapitalization	(245,300)	—	(9,906,827)	—	(1,584,327)	—	14,184,397	1,418	—	(1,418)	—
Adjusted Balances, beginning of period	—	—	—	—	—	—	—	1,418	—	(178,169,743)	(178,168,325)
Adjustment to shareholder receivables	—	—	—	—	—	—	—	—	(858)	—	(858)
'Unit-based compensation	—	—	—	—	—	—	—	—	38,486	—	38,486
Preferred A Unit dividend	—	—	—	—	—	—	—	—	(37,628)	(518,542)	(556,170)
Net loss	—	—	—	—	—	—	—	—	—	(5,707,104)	(5,707,104)
Balance as of June 30, 2024	—	—	—	—	—	—	14,184,397	$1,418	$—	$(184,395,389)	$(184,393,971)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Month Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(23,811,239)	$(24,144,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,113	16,239
Share-based compensation expense	517,955	38,486
Gain from extinguishment of debt, net	(4,820,343)	—
Amortization of debt issuance cost	54,209	—
Change in fair value of derivative liabilities	827,445	575,393
Change in fair value of warrant liabilities	(223,162)	13,478,661
Change in fair value of security pledged to creditors	1,185,528	—
Transaction costs expensed	18,167,007	—
Gain on settlement of forward purchase agreement	(1,406,669)	—
Interest expenses paid in shares	271,900	—
Reverse recapitaliation transaction	844,676	—
Change in operating assets and liabilities:
R&D tax credit receivable	65,006	53,764
Prepaid and other current assets	(1,654,164)	93,307
Accounts receivable	287,448
Inventory	171,707	(149,452)
Accounts payable	3,117,203	218,306
Accrued liabilities	1,137,562	37,931
Accrued compensation	388,265	122,289
Accrued federal tax liability, penalties and interest	(296,153)	586,324
Interest payable	367,383	2,394,730
Interest payable to related parties	661,565	3,447,452
Deferred revenue	(866,301)	(90,941)
Payable to related parties	(33,260)	301,674
Accrued issuable equity	250,000	—
Earnout liabilities	13,000	—
Net cash used in operating activities	(4,766,318)	(3,020,394)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,940)	—
Net cash used in investing activities	(15,940)	—
FINANCING ACTIVITIES
Proceeds from loans	3,487,000	2,801,000
Proceeds from stock options and warrant exercised	30,010	—
Proceeds from settlement of forward purchase agreement	1,406,669	—
Repayment of loans	(122,615)	—
Adjustment to shareholder receivables	—	(1,488)
Net cash provided by financing activities	4,801,064	2,799,512
Net increase (decrease) in cash during period	18,806	(220,882)
Cash, beginning of period	22,317	333,084
Cash, end of period	$41,123	$112,202
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Conversion of debt, warrant and derivatives to equity, other	$33,136,993	$—
Conversion of debt, warrants and derivatives to equity, troubled debt restructuring	$54,499,066	$—
Conversion of Seaport warrant to equity	$18,447,186	$—
Conversion of accounts payable to equity	$8,272,832	$—

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

Going Concern Consideration

As of June 30, 2025, the Company had $41,123 in cash, a significant working capital deficit of $24,355,697 and accumulated deficit of $208,289,249. For the six months ending June 30, 2025, net cash used in operating activities was $4,766,318. The Company’s business plan is dependent on several factors, including securing customer agreements, achieving the Transportation Safety Administration’s APSS 6.2 certification, and raising capital to fund operations, each of which may not occur. The Company is expected to continue to incur losses, and its ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support the Company’s cost structure. The Company may never achieve profitability and, unless and until it does, the Company will need to continue to raise additional capital.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash deposits with major financial institutions over the FDIC limit. There were no cash equivalents as of June 30, 2025 and December 31, 2024.

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

We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. The assets of the Company with indicators of impairment are evaluated for recoverability by comparing its undiscounted future cash flow with its carrying value. If the carrying value is greater than the undiscounted future cash flows, we then measure the asset’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value. There were no impairment charges for the six months ended June 30, 2025 and for the year ended December 31, 2024.

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

Revenue Recognition

Overview

The Company’s sales revenue includes revenues related to deliveries of new CT Sentinel scanning systems, and specific other products and services that meet the definition of a performance obligation under ASC 606, Revenue from Contracts with Customers, including when-and-if-available operating system updates and bins. We recognize revenue from CT Sentinel scanning systems upon customer acceptance. Customer acceptance occurs at the earlier of when the customer provides notice or within 30 days of customer receipt of goods. We recognize revenue on bins once goods are at the shipping points. Revenue attributable to when-and-if-available operating system updates, if material, are recognized on a straight-line basis over the expected ownership life of the CT Sentinel scanning systems, as we have a stand-ready obligation to deliver such services to the customer. All our revenue for the three and six month ended June 30, 2025 and 2024 was recognized at point-in-time upon customer acceptance.

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

Restocking fees

Restocking fees for goods expected to be returned are included in the estimate of the transaction price at contract inception and recorded as revenue when control of the good transfers. Restocking costs are recorded as a reduction of the amount of return assets when control of the good is transferred to the customer. There were no goods expected to be returned at contract inception. No restocking fees were incurred for the three and six months ended June 30, 2025 or 2024, respectively.

Disaggregation of Revenue

The Company has one reportable operating segment. Currently the Company has only one revenue contract, all of which relates to a customer located in North America.

Contract Balances

Contract liabilities are included within the deferred revenues in the condensed consolidated Balance Sheets. The Company does not have any material contract assets.

Deferred revenue represents the Company’s obligation to transfer goods or services to its customers for which it has already received consideration (or the amount is due) from the customer. The Company’s deferred revenue balance primarily relates to contract advances. Deferred revenue in the amount of $755,406 and $1,621,707 were recorded in the condensed consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, respectively.

The Company recognized revenue of $864,053 and $1,229,524 for the three and six months ended June 30, 2025, respectively, and $522,166 for the three and six months ended June 30, 2024.

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

Debt Issuance Costs

Debt issuance costs are incremental costs directly attributable to the issuance of a debt instrument, such as legal fees, underwriting fees, registration costs, and other professional services. Under ASC 835 - 30, these costs are not expensed immediately; instead, they are capitalized and presented as a direct deduction from the carrying amount of the related debt liability on the condensed consolidated Balance Sheets (except for revolving credit arrangements, where they are recorded as an asset). The capitalized costs are then amortized over the term of the debt using the effective interest method, and the amortization is recorded as interest expense in the income statement.

The debt issuance costs incurred by the Company during the periods presented relate to the Seaport OPCO debt incurred in the prior year and the debt associated with Maximcash Solutions LLC. In accordance with ASC 835 - 30, the Company capitalized these issuance costs as a direct deduction from the carrying amount of the related debt liability. The capitalized costs are being amortized over the term of the respective debt agreements using the effective interest method, with the amortization recorded as interest expense in the condensed consolidated financial statements.

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

Seaport Promissory Note

On December 31, 2024, Seaport Group SIBS LLC and ScanTech AI entered into a senior unsecured promissory note (“Seaport Promissory Note”), pursuant to which Seaport provided ScanTech with an investment of $1,000,000 as transaction financing in connection with the Business Combination. On February 18, 2025, the Company issued 303,951 shares of Common Stock in full settlement of the principal and all accrued interest.

Seaport Credit Facility

On December 31, 2024, Seaport SIBS LLC, an affiliate of Seaport, entered into a senior secured credit facility with ScanTech AI (the “Seaport Credit Facility”) for a maximum of $2,000,000, with the initial advance available 15 days after execution. The principal amount and accrued interest are due upon demand no later than 12 months from the date of funding. The Seaport Credit Facility bears Payment-In-Kind (PIK) interest at 15.0% per annum, calculated on a 360-day year. Secured by the borrower’s collateral pool, the facility designates the holder as a party to the Intercreditor Agreement dated September 24, 2024. As of June 30, 2025, none was drawn from the Seaport Credit Facility.

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

Management determined that the restructuring constituted a troubled debt restructuring as defined by ASC 470-60, as the creditors granted concessions and the Company was experiencing financial difficulty. The transaction resulted in an aggregate gain on troubled debt restructuring of $83.7 million. $29.2M of the gain was recognized in the consolidated statement of operations for the six months ended June 30, 2025. $54.5 million of the gain was recognized as an adjustment to additional paid in capital as these debts were held by a related party and tantamount to a capital transaction.

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

On April 2, 2025, the Company issued additional 4,454,800 shares of Common Stock to the legacy Mars shareholders that was not redeemed or sold between the Closing and the 90th days following the Closing pursuant to the Business Combination Agreement.

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

On March 31, 2025, Seaport Group SIBS LLC exercised 3,000,000 warrants by paying the Company $30,000 in cash pursuant to an amendment to the Seaport bridge loan agreements executed on the same date. The corresponding shares were issued on April 2, 2025. As of June 30, 2025, the Company recognized additional paid-in capital of $6,090,000 in connection with the warrant exercise.

The number of shares of Common Stock issued in connection with the Business Combination and subsequent equity conversion was as follows:

Common Stock
Common Stock Upon the Business Combination	18,732,670
Common Stock issued on January 6, 2025	352,795
Common Stock issued on January 30, 2025	1,650,000
Common Stock issued on February 18, 2025	3,772,177
Common Stock issued on March 27, 2025	1,101,868
Common Stock issued on April 2, 2025	7,654,800
Common Stock issued on April 17, 2025	5,350,000
Common Stock issued on May 7, 2025	1,500,000
Common Stock issued on May 16, 2025	1,050,000
Common Stock issued on May 19, 2025	3,200,000
Common Stock issued on May 21, 2025	1,600,000
Common Stock issued on June 11, 2025	2,298,000
Common Stock issued and outstanding as of June 30, 2025	48,262,310

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

At the Closing date, the fair value of the earn-out liability was estimated to be $30,000 using a probability-weighted income approach. This valuation reflects management’s expectations regarding the likelihood of achieving the performance targets and a probability-adjusted forecast of earnings. The earn-out liability will continue to be remeasured at fair value at each reporting date until the contingency is resolved, with changes recognized in earnings. As of June 30, 2025, the earn-out liability was estimated to be $13,000. A change in fair value of earn-out liability of $17,000 and $(13,000) was recorded for the three and six months ended June 30, 2025.

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

The Legacy Company has also issued a number of warrants, exercisable at $0.01 per unit at any time from the warrant agreement execution dates to the exercise period end dates. Depending on the warrant agreement, the exercise period varies from seventh to tenth anniversary of the warrant agreement execution date. Given the nominal exercise price, penny warrants are considered to be outstanding in the context of basic earnings per share, and thus the units are included in the computation of basic and diluted earnings per unit as of June 30, 2024. However, the puttable warrants associated with the Bay Point note are anti-dilutive. Therefore, the Bay Point warrants are excluded from the calculation of diluted net loss per unit for the three and six months ended June 30, 2024. All warrants issued by the Legacy Company were exercised upon completion of the Business Combination on January 2, 2025. As of June 30, 2025 and 2024,there were 0 and 1,895,698 equivalent post-Business Combination warrants outstanding, respectively.

Following the completion of the Business Combination, the Company issued Common Stock to its stockholders. It had 43,199,543 and 33,254,351 weighted average shares of Common Shares for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, the Company had equivalent weighted average Common Shares of 3,529,740.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(21,123,802)	$(5,707,104)	$(23,811,239)	$(24,144,557)
Dividend	—	(556,169)	—	(1,101,528)
Earnings available for common shares/units	$(21,123,802)	$(6,263,273)	$(23,811,239)	$(25,246,085)
Denominator:
Weighted average common shares/units outstanding (basic)	43,199,543	3,529,740	33,254,351	3,529,740
Dilutive effect of potential shares/units	—	—	—	—
Weighted average common shares/units outstanding (diluted)	43,199,543	3,529,740	33,254,351	3,529,740
Basic earnings per share/unit	$(0.49)	$(1.77)	$(0.72)	$(7.15)
Diluted earnings per share/unit	$(0.49)	$(1.77)	$(0.72)	$(7.15)

NOTE 5 — Property and Equipment, Net

Property and equipment, net, as of June 30, 2025 and December 31, 2024, consisted of the following:

	Estimated useful life	June 30, 2025	December 31, 2024
Finance lease ROU asset	4-5 years	$33,662	$33,662
Computers and equipment	3-5 years	180,239	164,299
Less: Accumulated depreciation and amortization		(163,688)	(146,574)
Property and equipment, net		$50,214	$51,387

Depreciation expenses were $17,113 and $16,239 for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and the years ended December 31, 2024, the Company focused primarily on research and development which were expensed as incurred as the costs had no alternative future use.

NOTE 6 — Related Party Transactions

John Redmond

John Redmond was the former chairman of ScanTech’s board of directors prior to Business Combination. Upon the consummation of the Business Combination, the majority of the loan balances, including accrued interest, owed to John Redmond were converted into shares of the Company’s Common Stock.

At the Closing of Business Combination, only three loans, together totaling $3.4 million, issued by St. James Bank and Trust Company Ltd (“SJBT”) via the promissory note agreements between Azure LLC and ScanTech remained on the condensed consolidated Balance Sheets. The remaining loan balances, along with the related accrued interest payables, had been converted into shares of the Company’s Common Stock at the Closing of the Business Combination. The settlement was treated as a capital transaction, with the corresponding gain being recorded in additional paid-in capital, as the settlement was deemed to be a troubled debt restructuring. As of December 31, 2024, the Company’s outstanding loan balances with these entities, including accrued interest, were approximately $61.3 million. As of December 31, 2024, the Company was in default on all notes held by Azure.

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

On February 7, 2025, the Company entered into a non-binding refinancing term sheet with NACS, LLC, John Redmond, and SJBT. Under the terms of this agreement, the Company agreed to issue 316,616 shares of Common Stock to SJBT. SJBT would sell these shares, subject to a leak-out agreement, and use the sale proceeds to repay the carryforward amounts of the existing loans. The proceeds from the share sales were specifically designated to reduce accrued and unpaid interest on the Azure loans. The 316,616 shares were issued but not yet registered with the SEC as of the date of this report, and the shares have not been sold in the public market and are subject to fair value remeasurement at each period end. As of June 30, 2025, the fair value of the 316,616 shares issued to SJBT was $211,594. This amount was recorded under the caption of security pledged to creditors in the condensed consolidated Balance Sheets as of June 30, 2025.

On April 25, 2025, the Company executed a promissory note agreement with SJBT for $2,850,000 bearing interest at 12% per annum. This note replaced all outstanding principal and accrued interest under the Azure loans. As of June 30, 2025, no principal or accrued interest associated with Azure loans was recorded in the company’s condensed consolidated Balance Sheets.

The following table lists the accrued interest and principal balances of the notes issued to related parties associated with John Redmond.

	As of June 30, 2025			As of December 31, 2024
	Interest	Principal		Interest	Principal
Entity	Payable	Payable	Total	Payable	Payable	Total
Azure-SJBT	$—	$—	$—	$3,095,947	$6,831,987	$9,927,934
NACS, LLC	—	—	—	25,052,756	11,493,949	36,546,705
Assumed notes	—	—	—	11,092,887	3,770,119	14,863,006
Total	$—	$—	$—	$39,241,591	$22,096,055	$61,337,646

Mr. Redmond also paid expenses on behalf of the Company which were not included as principal balance in any of Mr. Redmond’s outstanding loans. As of June 30, 2025 and December 31, 2024, Mr. Redmond’s outstanding expense advances were $0.4 million and $1.3 million, respectively. These items are presented in the condensed consolidated Balance Sheets under the caption of related parties payables.

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

The total deferred compensation of $1,189,716 as of December 31, 2024 is comprised of the following components: deferred compensation of $726,318, associated late fees of $247,321, a deferred incentive of $41,651, unpaid hardship compensation of $16,899, and a payable balance of $208,727 for operating expenses paid on behalf of the Company. This total is partially offset by employee advances of $51,200. These amounts were presented on the Company’s condensed consolidated Balance Sheets as of December 31, 2024, under the following captions: accrued compensation ($1,032,189), related parties payables ($208,727), and other current assets ($51,200).

Alice Wilson

Ms. Wilson is the sister of Mr. Falconer. Ms. Wilson has extended an expense advance on behalf of the Company. The balance of Mrs. Wilson’s expense advance as of June 30, 2025 and December 31,2024 was $20,000. The amount was presented in the condensed consolidated Balance Sheets under the caption of related parties payable.

Seaport Group SIBS LLC

On September 23, 2024, the Company entered into an intercreditor and collateral agency agreement with Seaport Group SIBS LLC. Pursuant to the agreement, the Company agreed to exchange the entire outstanding principal and accrued interest on the Seaport Global loan, as of the date of the Business Combination, for a new loan in the same total amount. The accumulated interest was capitalized into the principal balance of the new loan. As of December 31, 2024 and June 30, 2025, the total principal, including rolled-in interest, was $14,701,451.

On December 31, 2024, the Company entered into the Seaport Credit Facility with Seaport Group SIBS LLC. Under the terms of the agreement, Seaport agreed to provide the Company with a credit facility up to $2,000,000 in principal. The outstanding principal and all accrued interest under the Seaport Credit Facility are due and payable 12 months from the date the funds are disbursed. The facility carries an annual interest rate of 15%. No amounts were drawn under this facility as of June 30, 2025.

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

The components of lease cost were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Short-term Lease Cost	$47,320	$45,500	$93,427	$84,167

NOTE 8 — Inventories

The following table summarizes the Company’s inventories, net as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Raw materials and parts	$996,765	$643,410
Work-in-progress	$186,402	$257,395
Finished goods	$71,265	$525,335
Total inventories	$1,254,433	$1,426,140

NOTE 9 — Federal Tax Liability, Penalties and Interest

From the first quarter of 2017 through October 31, 2023, the Company failed to remit U.S. federal taxes from amounts withheld from employee wages and failed to remit the employer portion of such taxes. In addition, during the same period, the Company did not file quarterly federal tax returns on Form 941 to report income taxes and payroll taxes withheld from employee wages. As a result, the Company has an accrued payroll tax liability on its condensed consolidated Balance Sheets that amounted to $5.94 million and $6.23 million as of June 30, 2025 and December 31, 2024, respectively. The Company has devised and implemented a plan to become compliant with its obligations, including hiring appropriate counsel, preparing and filing appropriate historical filings, making payments, and engaging in discussions with appropriate parties, including the Internal Revenue Service (“IRS”). There can be no assurance that the IRS will agree to the terms of a settlement and instead not demand immediate payment of the amounts due. Even if a settlement offer is accepted, the terms of any settlement may require substantial upfront payments, which the Company may not have sufficient funds available for. In addition, willful failure to comply with statutory obligations to collect, account for and pay over taxes imposed on employees is a federal criminal offense. There can be no assurance that the Department of Justice will not commence criminal charges against the Company and management for failure to remit payroll taxes to the IRS.

The Company has remitted payments to the IRS for employee income tax withholdings as well as both the employee and employer portions of payroll taxes. All payroll taxes and withholdings for the payroll periods from November 1, 2023, through June 30, 2025, have been fully paid. However, the Company submitted payments for four payroll cycles after the applicable deadlines and has accrued the related penalties and interest associated with these late payments.

As of June 30, 2025, the Company had not fully remitted to the IRS the employee income taxes withheld and payroll taxes accrued prior to November 1, 2023. The related failure-to-deposit penalties and associated interest have been calculated and recorded on the condensed consolidated Balance Sheets under the caption “Accrued federal tax liability, penalties, and interest.” On January 8, 2025, the Company remitted an additional $500,000 to the IRS toward satisfying these outstanding liabilities.

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

The 2025 Equity Incentive Plan provides for noncash equity-based compensation through the grant of Common Stock. Stock-based compensation is based on the fair value of the Common Stock on the grant date, as determined by the daily price movement of the Nasdaq stock market. No stock-based compensation to employees was issued under the 2025 Equity Incentive Plan as of June 30, 2025.

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

On January 30, 2025, the Company issued 100,000 shares of Common Stock to Roth Capital Partners for their services as capital markets advisor, and 50,000 shares of Common Stock to Outside the Box Capital in connection with marketing and distribution services provided. On May 16, 2025, the Company issued 50,000 shares of Common Stock to Maximcash Fund Partnership for their services as financial advisor.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized.

Description	Level	June 30, 2025	December 31, 2024
Liabilities
Warrant liabilities	3	$—	$16,241,092
Derivative liabilities	3	$—	$8,327,602
Earn-out liability	3	$13,000	$—

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

The following tables present information about the change in fair value of the Company’s Level 3 warrant liabilities and derivative liabilities for the three and six months ended June 30, 2025.

	Three months ended	Six months ended
Warrant liabilities	June 30, 2025	June 30, 2025
Fair value - beginning of period	$—	$16,241,092
Issuance	—	—
Warrant exercised	—	(16,241,092)
Change in fair value	—	—
Fair value - end of period	$—	$—

	Three months ended	Six months ended
Derivative liabilities	June 30, 2025	June 30, 2025
Fair value - beginning of period	$—	$8,327,602
Issuance	—	—
Option exercised	—	(8,327,602)
Change in fair value	—	—
Fair value - end of period	$—	$—

	Three months ended	Six months ended
Earn-out liabilities	June 30, 2025	June 30, 2025
Fair value - beginning of period	$30,000	$—
Issuance	—	30,000
Change in fair value	(17,000)	(17,000)
Fair value - end of period	$13,000	$13,000

NOTE 12 — Debt and Warrant Liabilities

The following table presents the outstanding principal and accrued interest balances as of June 30, 2025 and December 31, 2024. Interest expense includes both contractual interest in the notes and the amortization of original issue discounts. Original issue discounts reflect debt issuance costs as well as the relative fair value of warrants issued concurrently with certain debt instruments. All outstanding indebtedness is secured by a continuing security interest in substantially all of the Company’s assets.

Notes	Maturities	Effective Rate	June 30, 2025	December 31, 2024
340 Broadway holdings	2026	15.0%	$1,000,000	$—
Silverback Capital Corporation	2026	15.0%	1,000,000	—
Aegus Corp	2024	12.0%	230,000	230,000
Maximcash Solutions LLC	2025	44.0%	490,250	—
Seaport notes	2030	9.0%	14,701,451	17,612,166
Steele consolidated	2028	9.0%	3,000,000	2,863,000
St. James Bank&Trust	2025	12.0%	2,850,000	—
Azure SJBT notes	2024	14.5%	—	2,275,000
LAM LHA	2024	7.8%	—	40,456
Polar note	2025	0.0%	—	1,175,000
John Redmond(other)	2018-2024	12.0%	—	19,821,055
Catalytic notes	2020	12.0%	—	1,563,796
Bay Point notes	2023	15.0%	—	813,633
Seed financing notes	2024	12.0%	—	3,600,000
Total Principal			$23,271,701	$49,994,106
Accrued interest (compounded)			1,047,435	57,474,111
Total debt			$24,319,136	$107,468,217
Reported as:
Short-term debt			6,617,685	107,468,217
Long-term debt			17,701,451	—
Total debt			$24,319,136	$107,468,217

As of January 2, 2025. nearly all lenders agreed to convert their outstanding principal and accrued interest balances into Common Stock of the Company with the exceptions of Aegus Corporation, Azure SJBT, LAM LHA, Polar loan, Seaport Group SIBS, and Steele loans.

John Redmond Notes

Azure Notes

The Company has issued multiple notes to Azure, which is an affiliate of and controlled by John Redmond.

As of January 2, 2025, two of the five Azure notes were converted into 743,920 shares of the Company’s Common Stock. The settlement was treated as a capital transaction, with the corresponding gain being recorded in additional paid-in capital, as the settlement was deemed to be a troubled debt restructuring.

On February 7, 2025, the Company entered into a non-binding refinancing term sheet with NACS, LLC, John Redmond, and SJBT. Under the terms of this agreement, the Company agreed to issue 316,616 shares of Common Stock to SJBT. SJBT would sell these shares, subject to a leak-out agreement, and use the sale proceeds to repay the carryforward amounts of the existing loans. The proceeds from the share sales were specifically designated to reduce accrued and unpaid interest on the Azure loans. The 316,616 shares were issued but not yet registered with the SEC as of the date of this report, and the shares have not been sold in the public market and are subject to fair value remeasurement at each period end. As of June 30, 2025, the fair value of the 316,616 shares issued to SJBT was $211,594. This amount was recorded under the caption of security pledged to creditors in the condensed consolidated Balance Sheets as of June 30, 2025.

On April 25, 2025, the Company executed a promissory note agreement with SJBT for $2,850,000 bearing interest at 12% per annum. This note replaced all outstanding principal and accrued interest under the three remaining Azure loans. As of June 30, 2025, no principal or accrued interest related to the Azure loans was recorded in the Company’s condensed consolidated Balance Sheets.

The following table presents the accrued interest and principal balances of the Azure notes issued to related parties affiliated with John Redmond.

			Principal and Accrued Interest
Issuance date	Maturities	Interest Rate	As of June 30, 2025	As of December 31, 2024
January 1, 2021	March 31, 2024	12.00%	$—	$1,110,178
January 1, 2021	March 31, 2024	12.00%	—	5,412,393
October 25, 2021	March 31, 2024	14.50%	—	632,888
October 25, 2021	March 31, 2024	14.50%	—	1,423,997
October 1, 2022	March 31, 2024	14.50%	—	1,348,478
		Total	$—	$9,927,934

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

Upon the Closing of the Business Combination on January 2, 2025, the outstanding principal and accrued interest related to the NACS note and all assumed notes were converted into 745,444 shares of the Company’s Common Stock. The conversion eliminated the associated debt balances from the Company’s condensed consolidated Balance Sheets, and the fair value of the shares issued was recognized as a capital transaction with the corresponding gain recorded in additional paid-in capital as the settlement was deemed to be a troubled debt restructuring.

Following table summarizes the position in all the notes owned by Mr. Redmond.

	As of June 30, 2025			As of December 31, 2024
	Interest	Principal		Interest	Principal
Entity	Payable	Payable	Total	Payable	Payable	Total
Azure-SJBT	$—	$—	$—	$3,095,947	$6,831,987	$9,927,934
NACS, LLC	—	—	—	25,052,756	11,493,949	36,546,705
Assumed Notes	—	—	—	11,092,887	3,770,119	14,863,006
Total	$—	$—	$—	$39,241,591	$22,096,055	$61,337,646

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

On June 13, 2023, the Legacy Company amended and restated its note with Seaport (the “2023 Seaport Note”). The 2023 Seaport Note provides for a new principal loan amount of $7,853,008, a maximum loan amount of $10,000,000, a 12% annual interest rate a maturity date of March 31, 2024, and is senior secured indebtedness. In addition to the principal and interest payable under the 2023 Seaport Note, the note grants Seaport an option to purchase a percentage of membership interests of the Legacy Company (determined on a fully diluted basis at the time of such exercise) equal to (i) the outstanding principal amount under such note, plus accrued and unpaid interest by (ii) $20,010,000. The option has no expiration date and will be in full force and effect until it is exercised, or the principal and accrued interest of the Seaport note are paid in full. As of December 31, 2024, the Company recorded a warrant liability of $16,096,421. At the Closing of the Business Combination, the Company issued 5,554,792 shares of Common Stock to settle the derivative liability associated with the first bridge loan and the warrant liability related to the Seaport Global loans. The Company subsequently reduced the warrant liability to $0.

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

On September 23, 2024, the Company entered into an intercreditor and collateral agency agreement with Seaport Group SIBS LLC. Pursuant to the agreement, the Company agreed to exchange the entire outstanding principal and accrued interest on the Seaport Group SIBS LLC loan, as of the date of the Business Combination, for a new loan in the same total amount. The accumulated interest was capitalized into the principal balance of the new loan. As of December 31, 2024, the total principal, including rolled-in interest, was $14,701,451. This amount was recorded as the new principal balance as of the Closing date. The Company accrued $330,783 and $661,565 interest on this loan for the three and six months ended June 30, 2025, respectively.

Seaport Bridge Loans

On March 24, 2024, the Legacy Company signed the first bridge loan with Seaport Group SIBS, LLC, with an initial principal amount of $421,200. The terms of the first bridge financing are separate from the existing Seaport financing already in place with the Legacy Company. The first bridge loan has a maximum principal draw amount up to $1,000,000, a maturity date of June 30, 2024, an annual interest rate of 12% and default interest rate of 18%, and is pari-passu in seniority to the Seaport Global Loans. In addition, at the consummation of the Business Combination, the note was to be repaid in full out of the proceeds of the transaction and Seaport Group SIBS, LLC is to be issued 1 share for every $1 lent to the Company under the terms of the bridge financing. The note remained outstanding post Business Combination. The Company concluded that the features in the bridge financing are embedded derivatives which are included in the Derivative Liability balance on December 31, 2024 condensed consolidated Balance Sheets in the amount of $2,479,000. At the Closing of the Business Combination, the Company issued 5,554,792 shares of Common Stock to settle the derivative liability associated with the first bridge loan and the warrant liability related to the Seaport Global loans. The Company subsequently reduced the derivative liability associated with this loan to $0.

On November 14, 2024, the Legacy Company signed the second bridge loan with Seaport Group SIBS, LLC, with an initial principal amount of $210,000. The terms of the second bridge financing are separate from the Seaport Global Loans already in place with the Legacy Company. The second bridge financing has a maximum principal draw amount of up to $1,000,000, a maturity date of February 12, 2025, an annual interest rate of 9%, compounded daily, and a default interest rate of 18%, compounded daily. Repayment of this note is senior to payment of any and all other outstanding indebtedness owed by the Legacy Company. In addition, at the consummation of the Business Combination, the Company granted the lender the right and option to acquire Common Stock of the Company with the exercise price of $10.00. The number of shares of Common Stock to be issued to the lender upon its exercise of its option shall be equal one share of the Company’s Common Stock for each dollar of the unpaid principals up to $1,000,000. The Company concluded that the features in the Bridge Financing are embedded derivatives which are included in the Derivative Liability balance on the December 31, 2024 condensed consolidated Balance Sheets in the amount of $2,212,000. On January 7, 2025, Seaport exercised the option related to the second bridge loan, executed on November 14, 2024, by paying an exercise price of $10 to receive 1,000,000 shares of the Company’s Common Stock. The Company subsequently reduce the derivative liability associated with this loan to $0.

On March 31, 2025, the Company entered into an amendment to the Seaport bridge loan agreements. Under the terms of the amendment, Seaport agreed to convert the cumulative principal and accrued interest from the first and second bridge loans, purchase order loans, and OPG loans into 5,350,000 shares of the Company’s Common Stock. The 5,350,000 shares of Common Stock were subsequently issued to Seaport on April 17, 2025.

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

As of December 31, 2024, Seaport Group SIBS, LLC has paid the Company in the amount of $1,777,400 in exchange for the right to receive the full balance of $1,955,140 on the invoice to be billed to the customer in the future. Because the invoices were not billed to the customer at the time of the Seaport PO Agreement, the Company concluded that the total balance of $1,955,140 is considered a series of collateral purchase order loans from Seaport Group SIBS, LLC to the Company by using the underlying cash receipt of the future invoices as collaterals. The Company received $330,000 from the customer on the purchase order and forwarded $288,165 of it to Seaport Group SIBS, LLC for the year ended December 31, 2024. The Company paid back $122,615 to Seaport on January 23, 2025.

The following table summarizes the Company’s cumulative activity related to purchase order loans and invoice factoring arrangements with Seaport Group SIBS LLC from inception through the date the balances were converted into shares of Common Stock.

As of
March 31,2025
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

On March 31, 2025, the Company entered into an amendment to the Seaport bridge loan agreements. Under the terms of the amendment, Seaport agreed to convert the cumulative principal and accrued interest from the first and second bridge loans, purchase order loans, and OPG loans into 5,350,000 shares of the Company’s Common Stock. The 5,350,000 shares of Common Stock were subsequently issued to Seaport on April 17, 2025. In addition, in the same amendment, the Company granted Seaport a warrant to purchase 3,000,000 shares of Common Stock at an exercise price of $0.01 per share. Seaport exercised the warrant on March 31, 2025 by paying $30,000 in cash, and 3,000,000 shares of Common Stock were subsequently issued to Seaport on April 2, 2025.

Seaport Credit Facilities

On December 31, 2024, the Company entered into the Seaport Credit Facility with Seaport Group SIBS LLC. Under the terms of the agreement, Seaport agreed to provide the Company with a credit facility up to $2,000,000 in principal. The outstanding principal and all accrued interest under the Seaport Credit Facility are due and payable upon demand by Seaport, 12 months from the date the funds are disbursed. The Seaport Credit Facility carries an annual interest rate of 15%. As of June 30, 2025, none was drawn from the Seaport Credit Facility.

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

Upon the Closing of the Business Combination on January 2, 2025, the outstanding principal and accrued interest related to the Catalytic note of $2,409,490 and derivative liability of $224,434 were converted into 391,712 shares of the Company’s Common Stock. The conversion eliminated the associated debt balances from the Company’s condensed consolidated Balance Sheets, and there is no outstanding liability as of June 30, 2025. Separately, the Company issued 100,000 shares of Common Stock to Catalytic on February 18, 2025 in connection with the waiver of all claims Catalytic and its affiliates may have against the Company.

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

Upon the Closing of the Business Combination on January 2, 2025, the outstanding principal and accrued interest related to the Bay Point note totaling $1,351,647, the derivative liability of $254,167, and accrued exit fees, legal fees, and late fees totaling $1,606,070 were converted into 402,745 shares of the Company’s Common Stock. This conversion eliminated the related debt balances from the Company’s condensed consolidated Balance Sheets, and there is no outstanding liability as of June 30, 2025.

Separately, on February 18, 2025, the Company issued 100,000 shares of Common Stock to Bay Point in connection with the waiver of all claims by Bay Point and its affiliates, and an additional 100,000 shares in settlement of legal fees incurred in the process.

Polar Loan

On April 2, 2024, Polar Multi-Strategy Master Fund (“Polar”), Mars, the Sponsor, and the Company entered into a subscription agreement. Under the agreement, the Sponsor aimed to raise funds from existing Mars investors, which would then be loaned to the Legacy Company for working capital purposes (the “Polar Loan”). Polar agreed to contribute up to $1,000,000 to the Sponsor as a capital contribution in exchange for subscription shares. The Company was obligated to repay the full principal amount of the Polar Loan to Polar upon the Closing of the Business Combination. As consideration for the capital investments funded by Polar the Company issued to Polar one common share for each dollar of loan as of or prior to the Business Combination. The Polar Loan shall not accrue interest. The Company concluded that the feature in the Polar Loan is embedded derivatives which are included in the derivative liability balance on the December 31, 2024 condensed consolidated Balance Sheets in the amount of $2,607,000.

On May 29, 2024, Polar, the Sponsor and the Company executed another subscription agreement to increase the total Capital Investment amount from $1,000,000 to $1,250,000.

The Company made its first and second draw requests of $500,000 each on April 3 and April 5, 2024, respectively, which were fully funded by the Sponsor. A third draw request of $250,000 was made on May 31, 2024, of which $175,000 was funded, and the remaining $75,000 was retained by the Sponsor to cover shared transaction expenses related to the Business Combination. Upon the Closing of the Business Combination on January 2, 2025, the Company assumed the additional $75,000 liability, resulting in a total debt balance of $1,250,000 owed to the Polar. On May 19, 2025, the Company issued 1,500,000 shares of Common Stock in full settlement of this liability.

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

Aegus Bridge Financing Notes

On May 7, 2024, the Company signed a bridge financing note with Aegus Corporation, with an initial principal amount of $230,000. The bridge financing note has a maximum principal draw amount of up to $500,000, a maturity date of November 15, 2024, and an annual interest rate of 12%, In addition, at the consummation of the Business Combination, the note is to be repaid in full out of the proceeds of the transaction and Aegus Corporation is to be issued 1 share for every $1 lent to the Company under the terms of the bridge financing. Upon the completion of the Business Combination on January 2, 2025, the principal and interests on the Aegus bridge financing note remained repaid. On February 10, 2025, the Company agreed to issue (i)234,380 shares of Common Stock to Aegus Corporation pursuant to BCA Amendment No. 4; (ii)  70,000 shares of Common Stock to Aegus Corporation in accordance with the settlement agreement and mutual release dated October 14, 2024; (iii) 23,000 shares of Common Stock to Aegus Corporation in accordance with the letter agreement dated February 7, 2025

The Company concluded that the features in the bridge financing were embedded derivatives, which were included in the derivative liability balance in the December 31, 2024 condensed consolidated Balance Sheets. Upon the Closing of the Business Combination on January 2, 2025, the derivative liability of $551,000 was converted into 130,500 shares of Common Stock.

As of June 30, 2025 and December 31, 2024, the aggregate principal and accrued interest on the note were $262,287 and $248,487, respectively.

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

Upon the Closing of the Business Combination on January 2, 2025, all of the outstanding principal and accrued interest, associated derivative liabilities and warrant liabilities were converted into shares of the Company’s Common Stock. The conversion eliminated the associated liability balances from the Company’s condensed consolidated Balance Sheets, and there is no outstanding liability as of June 30, 2025.

340 Broadway Holdings notes

On January 22, 2025 and January 24, 2025, the Company entered into a series of senior secured promissory note agreements with 340 Broadway Holdings LLC. Pursuant to the terms of these agreements, 340 Broadway Holdings LLC agreed to provide the Company with senior secured financing totaling $2,000,000. The notes bear interest at an annual rate of 15% and mature 12 months from the respective funding dates. The Company received $1,200,000 on January 23, 2025, and the remaining $800,000 on January 30, 2025. On January 22, 2025, $1,000,000 of the outstanding balance was assigned to Silverback Capital Corporation. As of June 30, 2025, the outstanding principal on the 340 Broadway Holdings notes were $1,000,000, and the accrued interest amounted to $63,500.

Silverback Capital Corporation notes

On January 22, 2025, 340 Broadway Holdings LLC assigned $1,000,000 of senior secured promissory note agreements with the Company to Silverback Capital Corporation (“Silverback”). The notes bear interest at an annual rate of 15% and mature 12 months from the respective funding dates. As of June 30, 2025, the outstanding principal on the Silverback Capital Corporation notes were $1,000,000, and the accrued interest amounted to $65,833.

Steele Consolidated Notes

On September 23, 2024, the Company executed an intercreditor and collateral agency agreement with the holders of Steele Interests SIBS, LLC, Steele Interests SIBS II, LLC, Steele Interests SIBS III, LLC, and Steele Interests SIBS IV, LLC (the “Steele Lenders”). Under this agreement, the Steele Lenders agreed to convert the total outstanding principal and accrued interest on their respective loans into a single new loan with a principal balance of $3,000,000 upon the Closing of the Business Combination. This loan bears interest at 9% per annum and matures in 2028. As of June 30, 2025, the outstanding principal on the Steele consolidated notes were $3,000,000, and the accrued interest amounted to $135,000.

Maximcash notes

On May 14, 2025, the Company entered into a loan and security agreement with Maximcash Solutions LLC (“Maximcash”). Under the agreement, Maximcash provided a $500,000 loan, net of a $13,000 origination fee deducted at funding. The loan matures on November 14, 2025 and is repayable in six monthly installments, with the first three payments interest-only, for a total repayment obligation of $610,000. As security for the loan, the Company pledged 1,000,000 shares of its common stock (the “Pledged Shares”) pursuant to the stock pledge agreement executed on the same date. In addition, the Company agreed to issue 50,000 shares of common stock to Maximcash for consulting and origination services.

On May 16, 2025, the Company issued 1,050,000 shares of common stock to Maximcash. While the loan agreement remains outstanding, if the Company’s Common Stock price closes below $1.00 per share, the Company is required to issue additional shares (the “Additional Pledge Shares”) such that the fair market value of the pledged shares, defined as the 10-day average volume weighted average price (“VWAP”) prior to any calculation date determined by Maximcash, equals or exceeds 200% of the total loan amount. Under the stock pledge agreement, if the loan is not repaid and any event of default is not cured, Maximcash has the right to sell or encumber the pledged shares and apply the proceeds to the outstanding loan balance. If the proceeds are insufficient to fully repay the obligations, Maximcash is required to provide an accounting of the sale price, proceeds applied, and remaining balance, and may pursue further collection remedies at law or in equity.

The Company recorded the fair value of the Pledged Shares as an asset under the caption of security pledged to creditors in its condensed consolidated Balance Sheets as of June 30, 2025. The Pledged Shares are subject to fair value remeasurement at each period end. As of June 30, 2025, the fair value of the 1,000,000 Pledged Shares was $668,300.

Liabilities Trigged by Business Combination

Pursuant to the Fifth Amended and Restated Operating Agreement of SIBS, NACS LLC purchased all of the ownership interests in the Company previously held by York Capital Management Global Advisors, LLC (“York”). As part of the agreement, the Legacy Company agreed that if, at any time following the Closing date, it receives aggregate proceeds of $20 million or more in connection with a sale, liquidation, recapitalization, merger, initial public offering, or other transaction (including the distribution of profits or other consideration such as stock or securities), it would be obligated to pay York the following: (i) 20% of all proceeds exceeding $20 million but less than $100 million; and (ii) 10% of all proceeds equal to or exceeding $100 million but less than $200 million. Upon the Closing of the Business Combination, the equity value of the Legacy Company was determined to be $31,631,205. In accordance with the agreement with York, the Company recorded an accrued liability of $2,326,241 as of the date of closing, as the option was contingent upon a business combination. On May 19, 2025, the Company issued 1,700,000 shares of Common Stock in full settlement of the $2,326,241 liability, and no liability related to York was outstanding as of June 30, 2025.

During the fourth quarter of 2023, Ellenoff Grossman and Schole LLP (“EGS”), the Legacy Company’s legal counsel, agreed to receive delay payments on the service fees for services provided to the Company. Pursuant to the agreement, the Company is required to pay deferral service fees contingent upon the successful completion of the Business Combination. As of the date of Business Combination, the deferred service fees remained unpaid, and the Company recorded an accrued liability of $1,058,527 as of June 30, 2025 related to these unpaid services.

On June 18, 2024, the Legacy Company entered into a settlement and mutual release agreement (as amended on October 24, 2024, the “TFA Settlement Agreement”) with Taylor Frères Americas LLP and TFGS VII Gestion LLC (together, “TFA”). The TFA Settlement provided that TFA agreed to accept at the Closing of the Business Combination, 1,445,000 shares of Common Stock in exchange for and as satisfaction in full for certain equity owned by TFA and $7,626,000 of debt allegedly owed to TFA (which alleged debt the Company neither confirms or denies). However, the Company believes that the TFA Settlement Agreement expired on December 31, 2024, prior to the Closing of the Business Combination, and accordingly, that the TFA Settlement Agreement terminated on December 31, 2024. Of the total shares issued, 850,000 shares were allocated in exchange for TFA’s equity interests in the Legacy Company, while the remaining 595,000 shares were issued in settlement of accrued liabilities, though the liability has not ultimately been settled as of June 30, 2025.

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

Tax Matters

From the first quarter of 2017 until October 31, 2023, the Company failed to remit U.S. federal taxes from amounts withheld from employee wages and also failed to remit the employer portion of such taxes. In addition, during the same period, the Company did not file quarterly federal tax returns on Form 941 to report income taxes and payroll taxes withheld from employee wages. As a result, the Company has an accrued payroll tax liability on its condensed consolidated Balance Sheets that amounted to $5.94 million and $6.23 million as of June 30, 2025 and December 31, 2024, respectively.

The Company has remitted payments to the IRS for employee income tax withholdings as well as both the employee and employer portions of payroll taxes. All payroll taxes and withholdings for the payroll periods from November 1, 2023, through June 30, 2025, have been fully paid. However, the Company submitted payments for four payroll cycles after the applicable deadlines and has accrued the related penalties and interest associated with these late payments.

As of June 30, 2025, the Company had not fully remitted to the IRS the employee income taxes withheld and payroll taxes accrued prior to November 1, 2023. The related failure-to-deposit penalties and associated interest have been calculated and recorded on the condensed consolidated Balance Sheets under the caption “Accrued federal tax liability, penalties, and interest.” On January 8, 2025, the Company remitted an additional $500,000 to the IRS toward satisfying these outstanding liabilities.

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

For the three and six months ended June 30, 2025, the Company’s effective tax rate was 0%. The Company expects its effective tax rate for the full fiscal year 2025 will remain at 0%, primarily due to the following (i) the gains on the extinguishment of debt recognized for financial statement purposes were not taxable to the Company, the gains were recognized by the Legacy Company prior to the Business Combination, and (ii) the full valuation allowance recorded against deferred tax assets.

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

As of December 31, 2024, the Legacy Company had accrued dividends payable to Series A unit holders of $427,766. Upon the Closing of the Business Combination on January 2, 2025, the entire dividends payable balance, along with all outstanding Series A units, was converted into 26,595 shares of the Company’s Common Stock. The conversion eliminated the associated liability and equity balance from the Company’s condensed consolidated Balance Sheets, and the fair value of the shares issued was recognized as a capital transaction.

Series B Units

The Legacy Company has authorized 315,539,527 Series B units. The Series B units entitle the holder to receive a proportionate share of all distributions after payment of the preferred return and the return of capital on the Series A units. As of December 31, 2024, the legacy company had 9,906,827 Series B units outstanding.

Upon the Closing of the Business Combination on January 2, 2025, all outstanding Series B units were converted into 1,438,755 shares of the Company’s Common Stock. The conversion eliminated the associated equity balance from the Company’s condensed consolidated Balance Sheets, and the fair value of the shares issued was recognized as a capital transaction.

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

As of December 31, 2024, there were 2,514,764 of Series C membership interests authorized, and 1,584,327 units of Series C membership interests issued and outstanding. Upon the Closing of the Business Combination on January 2, 2025, all outstanding Series C units were converted into 160,287 shares of the Company’s Common Stock. The conversion eliminated the associated equity balance from the Company’s condensed consolidated Balance Sheets, and the fair value of the shares issued was recognized as a capital transaction.

Common Stock

Upon the completion of the Business Combination, the Company had a total of 18,732,670 shares of Common Stock outstanding. Of this amount, 14,184,397 shares were allocated to the Legacy Company’s stakeholders, and 4,548,273 shares were issued to the shareholders of Mars.

For the six months ended June 30, 2025, the Company issued an additional 29,529,640 shares of Common Stock to settle various liabilities, including amounts previously owed to Seaport and the conversion of certain accounts payable into Common Stock. As a result, the Company reflected a total of 48,262,310 shares of Common Stock as issued and outstanding on its books as of June 30, 2025.

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

During the three months ended June 30, 2025, Silverback completed the second, third, and fourth tranches of the agreement by acquiring $2,729,299 of liabilities in exchange for 5,398,000 shares of Common Stock.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$864,053	$522,166	$1,229,524	$522,166
Cost of goods sold	622,499	448,095	861,091	448,095
Gross margin	241,554	74,071	368,433	74,071
Operating expenses:
General and administrative expenses	1,984,659	1,374,786	6,748,375	2,485,015
Research and development expenses	1,297,968	914,619	2,316,320	1,789,961
Depreciation and amortization	8,898	8,120	17,113	16,239
Total operating expenses	3,291,525	2,297,525	9,081,808	4,291,215
Loss from operations	(3,049,971)	(2,223,454)	(8,713,375)	(4,217,144)
Other income (expense):
Change in fair value of derivative liabilities	—	(33,754)	(827,445)	(575,393)
Change in fair value of warrant liabilities	—	(435,469)	223,162	(13,478,661)
Change in fair value of pledged security	(1,185,528)	—	(1,185,528)	—
Change in earnout liability	17,000	—	(13,000)	—
Transaction costs expensed	(8,502,003)	—	(18,167,007)	—
Gain on settlement of forward purchase agreement	—	—	1,406,669	—
Other expense:	—	(30,195)	—	(16,176)
Interest expense	(631,591)	(2,984,232)	(1,355,058)	(5,857,183)
Gains (loss) from extinguishment of debt, net	(7,771,709)	—	4,820,343	—
Total other expense:	(18,073,831)	(3,483,650)	(15,097,864)	(19,927,413)
Loss before income taxes	(21,123,802)	(5,707,104)	$(23,811,239)	$(24,144,557)
Provision for income taxes	—	—	—	—
Net loss	$(21,123,802)	$(5,707,104)	$(23,811,239)	$(24,144,557)

NOTE 18 — Subsequent Events

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

On August 25, 2025, the Company received a notice on behalf of Maximcash Solutions LLC as lender under that certain Business Loan and Security Agreement and related documents (the “Maximcash Loan Documents”) entered into on or about May 14, 2025. The notice stated that pursuant to the Maximcash Loan Documents, the Company was required to deposit additional shares of its common stock as pledged collateral due to the fact that the then-current stock price fell below $1.00 per share and to maintain the fair market value of the pledge shares at 200% of the current loan repayment amount. Accordingly, on August 29, 2025, the Company issued and pledged an additional 1,518,521 shares to Maximcash Fund Partnership LLC. As of September 15, 2025, the total amount of pledged shares equals 2,518,521.

In September 2025, the Company granted restricted stock units (“RSUs”) under its Equity Incentive Plan to certain employees as part of its ongoing equity compensation program. The RSU awards cover an aggregate of 2,965,961 shares of the Company’s common stock and were granted in accordance with the terms of the equity incentive plan approved by the Company’s Board of Directors and stockholders. The RSUs are subject to time-based vesting conditions, generally requiring continued service over a three-year period. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.

As previously disclosed, the Company entered into a Securities Purchase Agreement with 340 Broadway Holdings, LLC (“340 Broadway”) effective as of July 3, 2025, pursuant to the terms of which the Company issued a senior secured promissory note (the “Note”) to 340 Broadway with a total principal amount of up to $1,500,000 which bears interest at an annual rate of 15% and matures on July 3, 2026. 340 Broadway subsequently assigned a portion of the Note to Southern Point Capital Corporation (“SPCC”). On September 11, 2025, the Company received written notice (the “Default Notice”) from SPCC that stated that the Company’s failure to timely file its Quarterly Report on Form 10-Q for the period ended June 30, 2025 constituted an “Event of Default” under the Note.The Default Notice further asserted that (i) as a consequence of the Event of Default, interest on the Note accrues at a rate of 18% per annum, effective as of the date of issuance of the Note, or July 3, 2025; (ii) SPCC elected to require the Default Payment equal to 115% of the outstanding principal amount of the Note, plus accrued (default-rate) interest and all other amounts due; and (iii) the conversion discount underlying the Note of 20% was to be increased to 40%. Based on a principal amount and accrued interest outstanding on the Note of $929,950 as of September 11, 2025, the Default Payment would be approximately $1,068,639.

The Company is providing the disclosure in the paragraph above relating to the Default Notice to comply with the Company’s filing requirements with the U.S. Securities and Exchange Commission but does not by virtue hereof admit that the Company agrees with any assertion contained in the Default Notice. We are reviewing the Default Notice and reserve the right to dispute. If the Company is unable to resolve the alleged Event of Default and other assertions in the Default Notice, it could have a material adverse effect on the Company’s liquidity, financial condition, and results of operations.

Item 2. – Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on May 14, 2025. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below as well as those discussed elsewhere in this Quarterly Report on Form 10-Q (including under “Risk Factors”) and in our Annual Report on Form 10-K filed with the SEC on May 14, 2025. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and we caution investors against unduly relying upon these statements. In all events, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, change in circumstances, future events or otherwise, and you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K.

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

Components of Results of Operations

We have not been profitable since inception. As of June 30, 2025, our accumulated deficit was $208.3 million and as of December 31, 2024, our accumulated deficit was $184.5 million. Since inception, we have financed our operations primarily through different forms of debt, primarily promissory notes.

Operating expenses primarily consist of general and administrative costs, including payroll, as well as research and development expenses. As of June 30, 2025, and December 31, 2024, general and administrative expenses represented the largest component of our operating expenses. These costs have increased significantly over the past 12 months, primarily due to expenses associated with capital markets activities related to the Business Combination.

For the three ended June 30, 2025 and 2024, operating expenses were $3.3 million and $2.3 million, respectively, an increase of 43% during the period. For the six ended June 30, 2025 and 2024, operating expenses were $9.1 million and $4.3 million, respectively, an increase of 112% during the period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative expenses	1,984,659	1,374,786	6,748,375	2,485,015
Research and development expenses	1,297,968	914,619	2,316,320	1,789,961
Depreciation and amortization	8,898	8,120	17,113	16,239
Total operating expenses	3,291,525	2,297,525	9,081,808	4,291,215

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the Company’s financial statements for the three and six months ended June 30, 2025 and for the year ended December 31, 2024, and other information included elsewhere in this filing.

The following table sets forth our statement of operations for the three and six months ended June 30, 2025 and 2024, respectively.

For the three and six months ended June 30, 2025, the Company reported net loss of $21.1 million and $23.8 million. The primary driver of net loss during the period was de-SPAC transaction costs and equity recapitalization that occurred upon the Closing of the Business Combination.

As of January 2, 2025, nearly all lenders agreed to convert their outstanding principal and accrued interest balances into the Company’s common stock, with the exception of Aegus Corporation, Azure SJBT, LAM LHA, Polar, Seaport Group SIBS, and Steele loans. The Azure SJBT loans were consolidated into a new $2.9 million loan with SJBT bearing interest at 12% per annum. The Polar loan was settled through the issuance of 1,500,000 shares of the Company’s Common Stock, and the LAM LHA loan was settled pursuant to the arrangement with Silverback Capital Corporation. As a result of these conversions, the Company recognized a net loss on extinguishment of debt of $7.8 million for the three months ended June 30, 2025, and a net gain of $4.8 million for the six months ended June 30, 2025. For the six months ended June 30, 2025, the Company also recorded transaction costs of $18.2 million, primarily related to the de-SPAC transactions.

For the three and six months ended June 30, 2024, the Company reported a net loss of $5.7 million and $24.1 million. The loss was primarily driven by a non-cash increase in warrant and derivative liabilities, as well as higher interest expenses, reflecting the impact of increased outstanding debt and fair value adjustments related to warrants and derivative instruments during the period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$864,053	$522,166	$1,229,524	$522,166
Cost of goods sold	622,499	448,095	861,091	448,095
Gross margin	241,554	74,071	368,433	74,071
Operating expenses:
General and administrative expenses	1,984,659	1,374,786	6,748,375	2,485,015
Research and development expenses	1,297,968	914,619	2,316,320	1,789,961
Depreciation and amortization	8,898	8,120	17,113	16,239
Total operating expenses	3,291,525	2,297,525	9,081,808	4,291,215
Loss from operations	(3,049,971)	(2,223,454)	(8,713,375)	(4,217,144)
Other income (expense):
Change in fair value of derivative liabilities	—	(33,754)	(827,445)	(575,393)
Change in fair value of warrant liabilities	—	(435,469)	223,162	(13,478,661)
Change in fair value of pledged security	(1,185,528)	—	(1,185,528)	—
Change in earnout liability	17,000	—	(13,000)	—
Transaction costs expensed	(8,502,003)	—	(18,167,007)	—
Gain on settlement of forward purchase agreement	—	—	1,406,669	—
Other expense:	—	(30,195)	—	(16,176)
Interest expense	(631,591)	(2,984,232)	(1,355,058)	(5,857,183)
Gains (loss) from extinguishment of debt, net	(7,771,709)	—	4,820,343	—
Total other expense:	(18,073,831)	(3,483,650)	(15,097,864)	(19,927,413)
Loss before income taxes	(21,123,802)	(5,707,104)	$(23,811,239)	$(24,144,557)
Provision for income taxes	—	—	—	—
Net loss	$(21,123,802)	$(5,707,104)	$(23,811,239)	$(24,144,557)

General and Administrative Expense

For the three ended June 30, 2025 and 2024, general and administrative expenses were $2.0 million and $1.4 million, respectively, representing a year-over-year increase of 44%. For the six ended June 30, 2025 and 2024, general and administrative expenses were $6.8 million and $2.5 million, respectively, representing a year-over-year increase of 172%. This significant increase was primarily driven by higher professional service fees related to the Business Combination and stock-based compensation issued to service providers who supported the completion of the Business Combination.

Several vendors provided critical services in connection with the Business Combination, and the Company agreed to compensate them with shares of Common Stock upon the completion of the Business Combination. On January 2, 2025, the Company

issued 75,000 shares to MG Partners, LLC; 50,000 shares to Outside The Box Capital Inc; 100,000 shares to Roth Capital Partners LLC; and 50,000 shares to Maximcash Solution LLC. The aggregate fair value of these shares was $518.0 thousand, which the Company recorded as stock-based compensation expense for the six months ended June 30, 2025. In addition, the Company incurred legal service fees totaling $3.0 million in connection with the Business Combination, of which $2.1 million were payable to Ellenoff Grossman & Schole LLP.

Research and Development Expense

For the three months ended June 30, 2025 and 2024, research and development expenses were $1.3 million and $914.6 thousand, respectively, a 42% increase during the period. For the six months ended June 30, 2025 and 2024, research and development expenses were $2.3 million and $1.8 million1, respectively, a 29% increase during the period.

The increase in research and development expenses was attributable primarily to a continued and ongoing increase in investment in the Company’s artificial intelligence software and continued investment in its proprietary algorithms with the anticipation of filing additional patents in the future.

Depreciation and Amortization

For the three months ended June 30, 2025 and 2024, depreciation and amortization expenses were $8.9 thousand and $8.1 thousand, respectively. For the six months ended June 30, 2025 and 2024, depreciation and amortization expenses were $17.1 thousand and $16.2 thousand, respectively. The change was not material.

Interest Expense

For the three months ended June 30, 2025 and 2024, interest expense was $631.6 thousand and $3.0 million, respectively, representing a decrease of 79% year over year. For the six months ended June 30, 2025 and 2024, interest expense was $1.4 million and $5.9 million, respectively, representing a decrease of 77% year over year. Interest expense includes accrued interest and any penalties, including default interest, on outstanding promissory notes. The decrease in interest expense is primarily attributable to the settlement of a majority of the Company’s debt obligations through conversion into Common Stock upon the completion of the Business Combination. As a result, only a limited number of debt instruments remained outstanding on the Company’s condensed consolidated Balance Sheets as of June 30, 2025.

Other Income (Expense)

For the three months ended June 30, 2025 and 2024, the Company recorded total other expenses of $18.1 million and $3.5 million, respectively. The increase was primarily driven by a $7.8 million net loss on extinguishment of debt, a $1.2 million decrease in the fair value of pledged securities, and $8.5 million of transaction costs expensed. These increases were partially offset by a $2.4 million decrease in interest expense and the elimination of derivative and warrant liabilities totaling $469 thousand.

For the six months ended June 30, 2025 and 2024, the Company recorded total other expenses of $15.1 million and $19.9 million respectively. The decrease was primarily attributable to a net $12.2 million decrease in the fair value of warrant liabilities and pledged security, a $4.5 million reduction in interest expense, a $1.4 million gain on settlement of the forward purchase agreement, and a $4.8 million gain from extinguishment of debt. These favorable impacts were partially offset by $18.2 million of transaction costs expensed.

Upon completion of the Business Combination, all outstanding warrants and options were exercised and converted into shares of the Company’s common stock, except for the options related to Seaport’s second bridge loan, which were exercised on January 7, 2025. The options and warrants were fair valued prior to conversion, and the resulting changes in the fair value of derivative and warrant liabilities were recorded accordingly. As of June 30, 2026, no derivative or warrant liabilities were recorded in the Company’s condensed consolidated Balance Sheets.

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through the issuance of debt. Since our inception, we have incurred significant operating losses and negative cash flows. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $208.3 million and $184.5 million , respectively. The Company’s liabilities ae significantly greater than its assets.

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

The Company’s operating losses raise substantial doubt about our ability to continue as a going concern for one year from the date the financial statements are issued or available to be issued. As of June 30, 2025 and December 31, 2024, our cash balance was $41.1 thousand and $22.3 thousand, respectively. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2024 with respect to this uncertainty.

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

Following the completion of restructuring the Company’s condensed consolidated Balance Sheets, recapitalizing outstanding indebtedness and converting it into equity as described above, our liquidity needs will depend on both the performance of our business and our ability to obtain additional financing. If we do not generate sufficient proceeds from operations or financing activities to execute our business plan or if our business underperforms relative to expectations, we may need to seek additional funding or implement other measures to enhance our liquidity position. See “Risk Factors — We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on May 14, 2025.

Cash Flow

The following table provides information regarding our cash flows for the periods presented:

	Six Month Ended June 30,
	2025	2024
Operating activities	$(4,766,318)	$(3,020,394)
Investing activities	(15,940)	—
Financing activities	4,801,064	2,799,512
Net increase (decrease) in cash during period	$18,806	$(220,882)

For the six months ended June 30, 2025, cash used in operating activities was $4.8 million, reflecting a net loss of $23.8 million, adjusted for non-cash charges of $15.4 million and changes in operating assets and liabilities of $3.6 million. Non-cash charges primarily included $18.2 million of transaction costs expensed and $1.8 million of change in fair value expense, partially offset by a $4.8 million gain on extinguishment of debt and a $1.4 million gain on settlement of the forward purchase agreement.

For the six  months ended June 30, 2024, cash used in operating activities was $3.0 million, reflecting a net loss of $24.1 million, adjusted for non-cash charges of $14.1 million and changes in operating assets and liabilities of $7.0 million. Non-cash charges primarily included $14.1 million of change in fair value expense.

For the six months ended June 30, 2025, cash used in investing activities was $16.0 thousand, consisting of purchases of property, plant and equipment of $16.0 thousand.

For the six months ended June 30, 2024, no cash was used in investing activities.

For the six months ended June 30, 2025, cash provided by financing activities was $4.8 million, consisting of proceeds from loans of $3.5 million, proceeds from stock options and warrant exercised of $30.0 thousand, and proceeds from settlement of forward purchase agreement of $1.4 million, partially offset by the repayment of loans of $122.6 thousand.

For the six months ended June 30, 2024, cash provided by financing activities was $2.8 million, consisting of proceeds from loans of $2.8 million.

Indebtedness Conversion

The Company continuously worked with its creditors to secure agreements to convert its existing indebtedness to equity for the six months ended June 30, 2025.

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

On May 19, 2025, the Company issued 1,700,000 shares of common stock in full settlement of the $2,326,241 liability to York pursuant to the Fifth Amended and Restated Operating Agreement of SIBS. On the same date, the Company also issued 1,500,000 shares of common stock to fully settle the $1,250,000 loan owed to Polar Multi-Strategy Master Fund.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, over the past three fiscal years, as of December 31, 2024 and for the six month ending June 30, 2025.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Dolan Falconer, President and Chief Executive Officer (Principal Executive Officer) and James C. White (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. As previously disclosed, our disclosure controls and procedures were not effective due to the following material weakness identified: (1) a material weakness in our internal controls over financial reporting related to valuation of matters associated with accounting for warrants, derivatives and unit-based compensation awards, particularly our process for developing the estimates, our application of the appropriate methodologies utilized, and our evaluation of the completeness and accuracy of the underlying data utilized in deriving the estimates; (2) a material weakness in the complete identification and accounting interpretation of the complex terms in various contractual arrangements entered into, including those related to debt and equity arrangements, revenue arrangements with our customer, consulting and vendor arrangements for services provided and legal judgments; (3) a material weakness around the lack of appropriate approvals around related party transactions; (4) a material weakness related to the financial reporting close process, including the preparation and review of technical accounting interpretations and the recording of such balances, account reconciliations including inventory, preparation of tax provision, and journal entries, and; 5) a material weakness related to the IT environment including controls over cybersecurity, logical, network, and physical security, data backup and recovery, change management and vendor management, including review of SOC1 Type 2 reports and the consideration of the reports’ recommended end-user control considerations. As of the end of the reporting period, the material weakness has not been fully remediated, and therefore, management has concluded that our internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

As previously disclosed in the Company’s annual report on Form 10-K filed with the SEC on May 14, 2025, the Company had failed to remit U.S. federal taxes from amounts withheld from employee wages and the employer portion of such taxes during the period from the first quarter of 2017 through October 31, 2023. All payroll taxes and withholdings for the foregoing tax periods have been paid in full. However, the Company has accrued additional penalties and interest associated with late payments. On January 8, 2025, the Company remitted an additional $500,000 to the IRS toward satisfying these outstanding liabilities. As of June 30, 2025, the Company has not fully remitted to the IRS its tax obligations. The failure to deposit penalty and associated interest was calculated and recorded in the condensed consolidated Balance Sheets under the caption of accrued federal tax liability, penalties and interest.

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

Further, on July 10, 2025, the Company received a written notice (the “Bid Price Notice”) from Nasdaq indicating that the Company is not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Requirement”) for continued listing on The Nasdaq Global Market. The Nasdaq Listing Rules require listed securities to maintain a minimum bid price of $1.00 per share, and, based upon the closing bid price of the Company’s common stock for the 30 consecutive business days for the period of May 23, 2025 to July 8, 2025, the Company no longer meets this requirement. The Bid Price Notice has no immediate effect on the listing of the Company’s common stock on The Nasdaq Global Market. The Bid Price Notice indicated that the Company will be provided 180 calendar days (or until January 6, 2026) to regain compliance. If at any time during this 180 calendar day period the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq stated that it will provide the Company with a written confirmation of compliance and the matter will be closed.

On July 30, 2025, the Company received an additional deficiency letter (the “MVPHS Notice”) from the Listing Qualifications Department of the Nasdaq notifying the Company that, based upon Nasdaq’s review of the Company’s market value of publicly held shares (“MVPHS”) for previous 30 consecutive business days ended July 28, 2025, the Company is not in compliance with Nasdaq Listing Rule 5450(b)(2)(C) to maintain a MVPHS of at least $15 million (the “MVPHS Requirement”). In accordance with Nasdaq rules, the Company has a period of 180 calendar days (or until January 26, 2026) to regain compliance with the MVPHS Requirement. To regain compliance during this 180-day compliance period, the minimum MVPHS must close at $15 million or more for a minimum of 10 consecutive business days. The MVPHS Notice has no immediate effect on the listing of the Company’s common stock on The Nasdaq Global Market.

On August 26, 2025, the Company received a deficiency letter (the “Periodic Report Notice”) from Nasdaq Listing Qualifications notifying the Company that it is not in compliance with the requirements of Nasdaq Listing Rule 5250(c)(1) as a result of not having timely filed with the SEC its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025. The Periodic Report Notice had no immediate effect on the listing of the Company’s Common Stock on The Nasdaq Global Market, and the filing of this Quarterly Report on Form 10-Q resolves the basis for delisting.

In the event that the Company does not regain compliance with the MVLS Requirement, Bid Price Requirement, or MVPHS Requirement prior to the expiration of each respective 180-day compliance period, the Company will receive written notification from Nasdaq that the Company’s securities are subject to delisting. Alternatively, the Company may transfer the listing of its securities to The Nasdaq Capital Market, provided the Company will only be able to transfer the listing to The Nasdaq Capital Market if the Company then meets the continued listing requirements on The Nasdaq Capital Market.

If we fail to regain compliance with the MVLS Requirement, Bid Price Requirement, or MVPHS Requirement, or for any other reason, Nasdaq delists our Common Stock from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

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

Moreover, ScanTech AI also issued following shares for the three months ended June 30, 2025: (i) 3,000,000 shares of Common Stock to Seaport Groupd SIBS LLC for the warrant exercised on March 31, 2025; (ii) 4,454,800 shares of Common Stock to Mars’ legacy shareholders pursuant to the non-redemption clause under the BCA agreement; (iii) 200,000 shares of Common Stock to Seaport Group SIBS LLC in accordance with the settlement agreement and mutual release dated October 14, 2024; (iv) 1,050,000 shares of Common Stock to Maximcash Fund Partnership LLC in accordance with the stock pledge agreement.; (v) 1,700,000 shares of Common Stock to TH Investor LP (“York”) in accordance with the Fifth Amended and Restated Operating Agreement; (vi) 1,500,000 shares of Common Stock to Polar Multi-Strategy Master Fund to fully settle the $1,250,000 loan; (vii) 5,398,000 shares of Common Stock to Silverback Capital Corporation in accordance with the settlement agreement and stiputation executed on March 20, 2025.

The issuance of all of such shares of Common Stock were without registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act.

Repurchases

As of June 30, 2025, the Company has not repurchased any of its outstanding Common Stock.

Item 3. – Defaults Upon Senior Securities

None.

Item 4. – Mine Safety Disclosures

Not Applicable.

Item 5. – Other Information

As previously disclosed, the Company entered into a Securities Purchase Agreement with 340 Broadway Holdings, LLC (“340 Broadway”) effective as of July 3, 2025, pursuant to the terms of which the Company issued a senior secured promissory note (the “Note”) to 340 Broadway with a total principal amount of up to $1,500,000 which bears interest at an annual rate of 15% and matures on July 3, 2026. 340 Broadway subsequently assigned a portion of the Note to Southern Point Capital Corporation (“SPCC”). On September 11, 2025, the Company received written notice (the “Default Notice”) from SPCC that stated that the Company’s failure to timely file its Quarterly Report on Form 10-Q for the period ended June 30, 2025 constituted an “Event of Default” under the Note. The Default Notice further asserted that (i) as a consequence of the Event of Default, interest on the Note accrues at a rate of 18% per annum, effective as of the date of issuance of the Note, or July 3, 2025; (ii) SPCC elected to require the Default Payment equal to 115% of the outstanding principal amount of the Note, plus accrued (default-rate) interest and all other amounts due; and (iii) the conversion discount underlying the Note of 20% was to be increased to 40%. Based on a principal amount and accrued interest outstanding on the Note of $929,950 as of September 11, 2025, the Default Payment would be approximately $1,068,639.

The Company is providing the disclosure in the paragraph above relating to the Default Notice to comply with the Company’s filing requirements with the U.S. Securities and Exchange Commission but does not by virtue hereof admit that the Company agrees with any assertion contained in the Default Notice. The Company is reviewing the Default Notice, including the Note and its amendments in their entirety, and reserves the right to dispute. If the Company is unable to resolve the alleged Event of Default and other assertions in the Default Notice, it could have a material adverse effect on the Company’s liquidity, financial condition, and results of operations.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each of those terms is defined in Item 408 of Regulation S-K), other than Karl Brenza who was Chairman and a member of the Board of Directors of the Company until June 9, 2025. On April 14, 2025, Mr. Brenza adopted a trading arrangement (the “Brenza Rule 10b5-1 Trading Plan”) for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The Brenza Rule 10b5-1 Trading Plan provides for the sale of up to 1,035,000 shares of common stock pursuant to the terms of the plan and expires on December 31, 2025 (subject to earlier termination for certain specified events set forth in the plan).

Item 6. – Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBITS INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of ScanTech AI Systems Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2025 as Exhibit 3.1).
3.2	Bylaws of ScanTech AI Systems Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2025 as Exhibit 3.2).
10.1	Order Approving Settlement Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2025 as Exhibit 10.1).
10.2	Settlement Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2025 as Exhibit 10.2).
10.3	Seaport Group SIBS LLC Bridge Loan Amendment (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2025 as Exhibit 10.3).
10.4

Unsecured Promissory Note, dated April 25, 2025, entered into by and between the Company and St. James Bank and Trust Company Ltd.(incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2025 as Exhibit 10.1).

10.5

Subscription Agreement, dated April 25, 2025, entered into by and between the Company and St. James Bank and Trust Company Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2025 as Exhibit 10.2).

10.6

Settlement Agreement, dated April 25, 2025, entered into by and between the Company, St. James Bank and Trust Company Ltd., NACS LLC, and John Redmond (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2025 as Exhibit 10.3).

10.7

Amendment to May 2024 Bridge Loan, dated April 28, 2025, entered into by and between the Company and Aegus Corporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2025 as Exhibit 10.4).

10.8

Subscription and Settlement Agreement, dated April 29, 2025 entered into by and between the Company and Polar Polar Multi-Strategy Master Fund (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2025 as Exhibit 10.1).

10.9

Subscription and Settlement Agreement, dated April 29, 2025 entered into by and between the Company and John Redmond (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2025 as Exhibit 10.2).

10.10

Supplemental Agreement, dated as of January 2, 2025, entered into by and between the Company, ScanTech Identification Beam Systems, LLC, and NACS LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2025 as Exhibit 10.3).

10.11

Stock Issuance Agreement, dated April 30, 2025 entered into by and between the Company, ScanTech Identification Beam Systems, LLC, and York Capital Management Global Advisors, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 5, 2025 as Exhibit 10.4).

10.12

Loan and Security Agreement, dated as of May 14, 2025, entered into by and between the Company and Maximcash Solutions LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2025 as Exhibit 10.1).

10.13

Stock Pledge Agreement, dated as of May 14, 2025, entered into by and between the Company and Maximcash Solutions LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 19, 2025 as Exhibit 10.2).

10.14*	Separation and Release of Claims Agreement by and between the Company and Karl Brenza, dated June 10, 2025.
10.15*	ScanTech AI Systems Inc. Amended Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1§	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2§	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Filed herewith.
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

Date: September 17, 2025	ScanTech AI Systems Inc.

	By:	/s/ Dolan Falconer
	Name:	Dolan Falconer
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James White
	Name:	James White
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)