Form 10-Q/A
period 2025-06-30
ScanTech AI Systems Inc.
filed 2025-09-24
CIK 1994624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

ScanTech AI Systems Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “SEC”) on September 17, 2025, solely to clarify that the financial statements included in the Original Form 10-Q were unaudited and the review by the Company’s independent registered public accounting firm had not been completed in accordance with SEC rules. We intend to file a subsequent amendment to the Original Form 10-Q once the required review procedures in accordance with Rule 10-01(d) of Regulation S-X have been completed.

Item 6 of Part II of this Amendment has been amended to include currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and to make certain other minor changes.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-Q. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-Q. Forward-looking statements included in this Amendment may represent management’s views as of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and with our filings with the U.S. Securities and Exchange Commission (“SEC”) subsequent to the date on which we filed the Original Form 10-Q with the SEC.

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

10.14**	Separation and Release of Claims Agreement by and between the Company and Karl Brenza, dated June 10, 2025.
10.15**	ScanTech AI Systems Inc. Amended Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1§	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2§	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Filed herewith.
**	Previously filed.
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

Date: September 24, 2025	ScanTech AI Systems Inc.

	By:	/s/ Dolan Falconer
	Name:	Dolan Falconer
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James White
	Name:	James White
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)