Form 10-Q/A
period 2025-03-31
ScanTech AI Systems Inc.
filed 2025-11-28
CIK 1994624

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

The number of shares of the common stock of the registrant issued and outstanding as of November 25, 2025 was 75,119,522 shares of common stock.

EXPLANATORY NOTE

ScanTech AI Systems Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment No. 1” or “Form 10-Q/A”) to amend and restate its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (the “Original Report”), as originally filed with the Securities and Exchange Commission (the “SEC”) on July 25, 2025. This Form 10-Q/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

The restatement includes the recognition of compensation expense related to shares to be issued to non-redemption shareholders, the reclassification of the fair value of shares previously issued to non-redemption shareholders from de-SPAC transaction expenses to general and administrative expenses, conversion of debt into common shares, the reversal of legal expenses that had been over accrued, reductions to previously recorded tax penalty and interest accruals, and adjustments to revenue and cost of goods sold. The Company also corrected the presentation of shares pledged to a creditor, which are now properly reflected on the condensed consolidated balance sheet and measured at fair value at the time the shares were pledged. In connection with this correction, the related interest payable to related parties liability, previously reduced by the value of the pledged shares, has been restated to its original gross amount.

Items Amended in this Form 10-Q/A

This Form 10-Q/A presents the Original Report, amended and restated in its entirety, with modifications as necessary to reflect the aforementioned restatement. The following items have been amended to reflect the restated amounts, related disclosures and updates to our assessment of internal control over financial reporting and disclosure controls and procedures:

●	Part I, Item 1. Condensed Consolidated Financial Statements
●	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and our principal financial officer dated as of the filing date of this Form 10-Q/A. In accordance with applicable SEC rules, this Form 10-Q/A also includes an updated signature page.

This Form 10-Q/A has amended certain items or disclosures in the Original Report and also reflects updated events subsequent to the filing of the Original Report. Among other things, forward-looking statements made in the Original Report have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the filing of the Original Report. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.

The restatements are more fully described in Note 4. Restatement of Previously Issued Condensed Consolidated Financial Statements of the notes to the condensed consolidated financial statements included herein.

SCANTECH AI SYSTEMS INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

PART 1 - FINANCIAL INFORMATION

Item 1. – Condensed Consolidated Financial Statements (unaudited)

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited, As Restated)
ASSETS
Current assets:
Cash	$771,171	$22,317
Prepaid inventory	1,215,027	103,178
Prepaid expenses	469,157	61,213
R&D tax credit receivable	135,437	164,761
Accounts receivable	—	287,448
Inventory	1,313,777	1,426,140
Security pledged to creditors - common stock	1,111,322	—
Total current assets	5,015,891	2,065,057
Property and equipment, net	50,116	51,387
Other long term assets	36,333	36,333
Total assets	$5,102,340	$2,152,777
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,978,453	$4,733,031
Accrued advisory fees	7,625,000	7,625,000
Accrued expenses and other current liabilities	2,583,627	1,817,304
Accrued compensation	672,366	1,692,327
Accrued federal tax liability, penalties and interest	5,827,023	6,232,925
Interest payable	1,406,735	17,762,972
Interest payable to related parties	330,783	39,711,139
Dividend payable	—	427,766
Deferred revenue	1,275,657	1,621,707
Derivative liabilities	—	8,327,602
Warrant liabilities	—	16,241,092
Related parties payable	1,255,095	1,547,082
Short-term debt, net	5,795,456	27,648,051
Short-term debt from related parties, net	—	22,346,055
Accrued issuable equity	6,090,000	—
Total current liabilities	37,840,195	157,734,053
Long-term debt, net	3,000,000	—
Long-term debt from related parties, net	14,701,451	—
Earn-out liability	30,000	—
Total liabilities	55,571,646	157,734,053
Commitments and contingencies (Note 13)
Series A units subject to possible redemption, 9,965,000 units at a redemption value of $2.90 per unit as of December 31, 2024; none as of March 31, 2025	—	28,895,316
Shareholders’ deficit
Series A units (prior to reverse recapitalization, 245,300 units authorized, issued and outstanding as of December 31, 2024; after reverse recapitalization, no units issued and outstanding as of December 31, 2024 and March 31, 2025	—	—
Series B units (prior to reverse recapitalization, 315,539,527 units authorized, 9,906,827 issued and outstanding as of December 31, 2024; after reverse recapitalization, no units issued and outstanding as of December 31, 2024 and March 31, 2025	—	—
Series C units (prior to reverse recapitalization, 1,748,264 units authorized, 1,584,327 issued and outstanding as of December 31, 2024; after reverse recapitalization, no units issued and outstanding as of December 31, 2024 and March 31, 2025	—	—
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 25,609,510 shares issued and outstanding as of March 31, 2025; 14,184,397 as of December 31, 2024	2,561	1,418
Additional paid-in capital	131,227,059	—
Shares to be issued (9,804,800 shares of common stock as of March 31, 2025; none as of December 31, 2024)	20,684,324	—
Accumulated deficit	(202,383,250)	(184,478,010)
Total shareholders’ deficit	(50,469,306)	(184,476,592)
Total liabilities and shareholders’ deficit	$5,102,340	$2,152,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025
	(As Restated)	2024
Revenue	$346,050	$—
Cost of goods sold	244,229	—
Gross profit	101,821	—
Operating expenses:
General and administrative expenses	14,661,108	1,110,229
Research and development expenses	1,018,352	875,342
Depreciation and amortization	8,215	8,119
Total operating expenses	15,687,675	1,993,690
Loss from operations	(15,585,854)	(1,993,690)
Other income (expense):
Change in fair value of derivative liabilities	(827,445)	(541,639)
Change in fair value of warrant liabilities	223,162	(13,043,192)
Change in fair value of earnout liability	(30,000)	—
Transaction costs expensed	(8,763,915)	—
Gain on settlement of forward purchase agreement	1,406,669	—
Interest expense	(723,467)	(2,872,951)
Other income	—	14,019
Gain on extinguishment of debt, net	6,395,610	—
Total other income (expense)	2,319,386	(16,443,763)
Loss before income taxes	(17,905,240)	(18,437,453)
Provision for income taxes	—	—
Net loss	$(17,905,240)	$(18,437,453)
Net loss per share:
Basic and diluted	$(0.77)	$(1.34)
Weighted average number of shares:
Basic and diluted	23,258,102	14,184,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Preferred
	Nonvoting Units				Series C Profit
	Non				Interest				Additional
	redeemable		Series B Units		Nonvoting		Common Stock		Paid-In	Shares to be issued	Accumulated	Members’
Three Months Ended March 31, 2025 (As Restated)	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Amount	Deficit	Deficit
Balance as of December 31, 2024	245,300	$—	9,906,827	$—	1,584,327	$—	—	$—	$—	$—	$(184,476,592)	$(184,476,592)
Retroactive application of recapitalization	(245,300)	—	(9,906,827)	—	(1,584,327)	—	14,184,397	1,418	—	—	(1,418)	—
Adjusted Balances, beginning of period	—	—	—	—	—	—	14,184,397	1,418	—	—	(184,478,010)	(184,476,592)
Conversion of debt to common shares	—	—	—	—	—	—	1,932,329	193	6,806,421	—	—	6,806,614
Issuance of common shares for settlement of accounts payable	—	—	—	—	—	—	1,101,868	110	2,567,242	—	—	2,567,352
Settlement of derivative liabilities into common shares	—	—	—	—	—	—	2,593,000	259	5,906,181	—	—	5,906,440
Issuance of common shares in connection with non-redemption agreements	—	—	—	—	—	—	404,076	41	901,048	—	—	901,089
Share-based compensation	—	—	—	—	—	—	225,000	23	470,228	—	—	470,251
Issuance of common shares in exchange for cash	—	—	—	—	—	—	303,951	30	999,970	—	—	1,000,000
Security pledged to creditor - common stock	—	—	—	—	—	—	316,616	32	1,111,290	—	—	1,111,322
Reverse recapitalization transactions, net	—	—	—	—	—	—	4,548,273	455	112,464,679	—	—	112,465,134
Common shares to be issued - 9,804,800	—	—	—	—	—	—	—	—	—	20,684,324	—	20,684,324
Net loss	—	—	—	—	—	—	—	—	—	—	(17,905,240)	(17,905,240)
Balance as of March 31, 2025	—	—	—	—	—	—	25,609,510	$2,561	$131,227,059	$20,684,324	$(202,383,250)	$(50,469,306)

	Series A Preferred
	Nonvoting Units				Series C Profit
	Non				Interest				Additional
	redeemable		Series B Units		Nonvoting		Common Stock		Paid-In	Accumulated	Members’
Three Months Ended March 31, 2024	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	245,300	$—	9,906,827	$—	1,584,327	$—	—	$—	$—	$(159,184,883)	$(159,184,883)
Retroactive application of recapitalization	(245,300)	—	(9,906,827)	—	(1,584,327)	—	4,584,273	454	—	(454)	—
Adjusted Balances, beginning of period	—	—	—	—	—	—	4,584,273	454	—	(159,185,337)	(159,184,883)
Adjustment to shareholder receivables	—	—	—	—	—	—	—	—	(630)	—	(630)
Preferred A Unit dividend	—	—	—	—	—	—	—	—	630	(545,989)	(545,359)
Net loss	—	—	—	—	—	—	—	—	—	(18,437,453)	(18,437,453)
Balance as of March 31, 2024	—	—	—	—	—	—	4,584,273	$454	$—	$(178,168,779)	$(178,168,325)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Month Ended March 31,
	2025
	(As Restated)	2024
OPERATING ACTIVITIES
Net income (loss)	$(17,905,240)	$(18,437,453)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,215	8,120
Share-based compensation expense	470,250	—
Fair value of shares issued as non-redemption compensation	10,724,913	—
Gain on extinguishment of debt, net	(12,592,052)	—
Loss on Conversion of Seaport bridge, OPCO and PO loans	6,196,441
Amortization of debt issuance cost	39,881	—
Change in fair value of derivative liabilities	827,445	541,639
Change in fair value of warrant liabilities	(223,162)	13,043,192
Transaction costs expensed	8,763,915	—
Payment of advisory and insurance expenses	715,000	—
Reverse recapitalization transaction	129,676	—
Change in operating assets and liabilities:
R&D tax credit receivable	29,324	26,562
Prepaid and other current assets	(1,570,993)	(59,113)
Accounts receivable	287,448	—
Inventory	112,363	(149,874)
Accounts payable	1,898,225	202,786
Accrued liabilities	46,150	15,444
Accrued compensation	12,228	76,368
Accrued federal tax liability, penalties and interest	(405,902)	436,389
Interest payable	129,511	1,175,546
Interest payable to related parties	554,075	1,697,404
Deferred revenue	(346,050)	66,470
Related parties payable	(83,260)	4,884
Earnout liabilities	30,000	—
Net cash used in operating activities	(2,151,597)	(1,351,636)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(6,944)	—
Net cash used in investing activities	(6,944)	—
FINANCING ACTIVITIES
Proceeds from loans	3,000,000	1,024,000
Proceeds from stock options and warrants exercised	30,010	—
Repayment of loans	(122,615)	—
Adjustment to shareholder receivables	—	(630)
Net cash provided by financing activities	2,907,395	1,023,370
Net increase (decrease) in cash during period	748,854	(328,266)
Cash, beginning of period	22,317	333,084
Cash, end of period	$771,171	$4,818
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Conversion of debt, warrant and derivatives to equity, other	$21,686,493	$—
Conversion of debt, warrants and derivatives to equity, troubled debt restructuring	$54,499,066	$—
Conversion of Seaport warrants to equity	$12,387,186	$—
Conversion of accounts payable to equity	$1,652,803	$—

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

The Company, Purchaser Merger Sub and Company Merger Sub are newly formed entities that were formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement. The Company was a wholly-owned direct subsidiary of Mars and both Purchaser Merger Sub and Company Merger Sub are wholly-owned direct subsidiaries of the Company. Pursuant to the Business Combination Agreement, on January 2, 2025 (the “Effective Time”), each of the following transactions occurred in the following order: (a) Purchaser Merger Sub merged with and into Mars, with Mars continuing as the surviving entity (“Purchaser Merger”), and, in connection therewith, each ordinary share of Mars issued and outstanding immediately prior to the Effective Time were cancelled in exchange for the right of the holder thereof to receive, with respect to each ordinary share that is not redeemed or converted at Closing, one share of common stock of the Company (“Common Stock”); (b) Company Merger Sub merged with and into ScanTech, with ScanTech continuing as the surviving entity (“Company Merger”, and together with the Purchaser Merger, the “Mergers”), and, in connection therewith, (i) ScanTech Units issued and outstanding immediately prior to the Effective Time were cancelled in exchange for the right of the holders thereof to receive shares of Common Stock as set forth in the Business Combination Agreement and (ii) any convertible securities of ScanTech were terminated; and (c) as a result of the Mergers, Mars and ScanTech each became wholly owned subsidiaries of the Company, and the Company became a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the provisions of applicable law.

Going Concern Consideration

As of March 31, 2025, the Company had $771,171 in cash, a significant working capital deficit of $32,824,304 and accumulated deficit of $202,383,250. For the three months ending March 31, 2025, net cash used in operating activities was $2,151,597. The Company’s business plan is dependent on several factors, including securing customer agreements, achieving the Transportation Safety Administration’s APSS 6.2 certification, and raising capital to fund operations, each of which may not occur. The Company is expected to continue to incur losses, and its ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support the Company’s cost structure. The Company may never achieve profitability and, unless and until it does, the Company will need to continue to raise additional capital.

We currently have low liquidity and significantly greater current liabilities than current assets. The majority of our funding has been advances from Seaport Group SIBS LLC (“Seaport”). Should Seaport cease to make such advances prior to us obtaining other sources of financing sufficient to pay our expenses and current liabilities, we would be unable to continue in business.

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

Our liquidity needs will be dependent on the performance of our business. We may be required to pursue additional financing sources or take other measures to improve our liquidity. As a result of the foregoing, management has determined that there is substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date these condensed consolidated financial statements are issued.

NOTE 2 — Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), as determined by the Financial Accounting Standards Board (“FASB”) through the Accounting Standards Codification (“ASC”) and should be read in conjunction with the Company’s audited consolidated financial statements and related footnotes for the year ended December 31, 2024. These unaudited statements include all normal recurring adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. They do not include all information and footnotes required for complete financial statements under U.S. GAAP, as permitted by SEC rules and regulations; however, the Company believes the included disclosures are sufficient to ensure the information is not misleading.

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

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU No. 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024. (See Note 17, Segment and Geographic Information, in these notes to the condensed consolidated financial statements for further detail.)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes, which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid, and modifies other income tax-related disclosure requirements. The updated standard is effective for us beginning with our fiscal year 2025 annual reporting period. The adoption did not have a material impact on our disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Statement Of Operations Expenses, which requires disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each statement of operations expense caption, as applicable. The updated standard is effective for our annual periods beginning in fiscal year 2026 and interim periods beginning in the first quarter of fiscal year 2027. We are currently evaluating the impact this update will have on our condensed consolidated financial statements and disclosures.

The Company is still evaluating the impact for those accounting pronoucements that are not in effect as of the current date.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements. The Company bases its estimates on historical experience, known or expected trends, and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these condensed consolidated financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities that the entity can access.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

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

We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. The assets of the Company with indicators of impairment are evaluated for recoverability by comparing its undiscounted future cash flow with its carrying value. If the carrying value is greater than the undiscounted future cash flows, we then measure the asset’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value. There were no impairment charges for the three months ended March 31, 2025 and 2024, respectively.

Inventory

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

Short-term leases (leases with an initial term of 12 months or less or leases that are cancelable by the lessee and lessor without significant penalties) are not capitalized but are expensed on a straight-line basis over the lease term. The Company has one short-term operating lease for the Company’s combined office and warehouse facility located in Buford, Georgia.

Revenue Recognition

Overview

The Company’s sales revenue includes revenues related to deliveries of new CT Sentinel scanning systems, and specific other products and services that meet the definition of a performance obligation under ASC 606, Revenue from Contracts with Customers, including operating system updates and bins. We recognize revenue from CT Sentinel scanning systems upon customer acceptance. Customer acceptance occurs at the earlier of when the customer provides notice or within 30 days of customer receipt of goods. We recognize revenue on bins once goods are at the shipping points. Revenue attributable to operating system updates, if material, are recognized on a straight-line basis over the expected ownership life of the CT Sentinel scanning systems, as we have a stand-ready obligation to deliver such services to the customer. All our revenue for the three month periods ended March 31, 2025 and March 31, 2024 was recognized at point-in-time upon customer acceptance.

For our performance obligations, we allocate the transaction price using the expected cost plus a margin approach. Stand-alone selling prices are estimated by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available. The Company recognizes its revenues net of any value-added tax or sales tax. Payments are received at three milestone dates including at contract inception, upon delivery and after customer acceptance.

The Company currently has one customer distributor to whom it sells its baggage scanning systems. We act as principal in this transaction as we are primarily responsible for fulfilling the contract and have inventory risk, and thus record the gross amount earned within total revenue. Baggage scanning systems including fixed gantry detectors, image-processing units and conveyance systems are sold as a combined baggage scanning system. Training services designed to enable distributor customers to service baggage scanning systems they sell to end users of such systems are deemed to be immaterial in the context of the contract.

Restocking fees

Restocking fees for goods expected to be returned are included in the estimate of the transaction price at contract inception and recorded as revenue when control of the goods are transferred. Restocking costs are recorded as a reduction of the amount of return assets when control of the goods are transferred to the customer. There were no goods expected to be returned at contract inception. No restocking fees were incurred for the three months ended March 31, 2025 and 2024.

Disaggregation of Revenue

The Company has one reportable operating segment. Currently the Company has only one revenue contract, all of which relates to a customer located in North America.

Contract Balances

Contract liabilities are included within the deferred revenues in the condensed consolidated balance sheets. The Company does not have any material contract assets.

Deferred revenue represents the Company’s obligation to transfer goods or services to its customers for which it has already received consideration (or the amount is due) from the customer. The Company’s deferred revenue balance primarily relates to contract advances. Deferred revenue in the amount of $1,275,657 and $1,621,707 were recorded in the condensed consolidated Balance Sheet as of March 31, 2025 and December 31, 2024, respectively.

The Company recognized revenue, included in the prior year deferred balance, in the amount of $346,050 for the three months ended March 31, 2025. No such revenue was recognized for the three months ended March 31, 2024.

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

Net Income (Loss) per Share

The Company computes basic net income (loss) per share by dividing net income (loss) attributable to shareholders by the weighted average number of shares outstanding. Diluted income (loss) per unit is computed by giving effect to all potentially dilutive issuances of shares using the treasury stock method for warrants and the if-converted method for convertible notes. When the Company incurs a net loss, the effect of the Company’s outstanding warrants and convertible notes are not included in the calculation of diluted loss per share as the effect would be anti-dilutive.

Research and Development (R&D) Tax Credit

The Company accounts for Georgia R&D tax credits receivable as current assets on its condensed consolidated balance sheets. Georgia R&D tax credits are calculated at the time of annual state income tax filing, and management considers R&D tax credits to be assets once the Georgia Department of Revenue approves the R&D tax credit calculation. The Company is permitted to elect to apply credits to future state employer payroll withholding or income taxes. When the Company elects to apply R&D tax credits to employer payroll withholding, application of R&D tax credits reduces the liability for employer payroll withholding for the quarter in which such tax credits are applied.

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

Debt Issuance Costs

Debt issuance costs are incremental costs directly attributable to the issuance of a debt instrument, such as legal fees, underwriting fees, registration costs, and other professional services. Under ASC 835 – 30, Imputation Of Interest, these costs are not expensed immediately; instead, they are capitalized and presented as a direct deduction from the carrying amount of the related debt liability on the balance sheet (except for revolving credit arrangements, where they are recorded as an asset). The capitalized costs are then amortized over the term of the debt using the effective interest method, and the amortization is recorded as interest expense in the condensed consolidated statement of operations.

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

Restatements

The Company has restated its condensed consolidated financial statements for the three months ended March 31, 2025 to correct several errors identified within the condensed consolidated statement of operations, balance sheet, statement of shareholders’ deficit, and statement of cash flows. The restatement includes the recognition of compensation expense related to shares to be issued to non-redemption shareholders, the reclassification of the fair value of shares previously issued to non-redemption shareholders from de-SPAC transaction expenses to general and administrative expenses, conversion of debt into common shares, the reversal of legal expenses that had been over accrued, reductions to previously recorded tax penalty and interest accruals, and adjustments to revenue and cost of goods sold. The Company also corrected the presentation of shares pledged to a creditor, which are now properly reflected on the balance sheet and measured at fair value at the time the shares were pledged. In connection with this correction, the related interest payable to related parties liability, previously reduced by the value of the pledged shares, has been restated to its original gross amount. Corresponding revisions have been made to the condensed consolidated statement of cash flows and related footnote disclosures. These restatements had significant impact on total loss from operations, net loss, and shareholders’ deficit for the three months ended March 31, 2025 period presented. See NOTE 4 — Restatement of Previously Issued Condensed Consolidated Financial Statements.

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

Redemption

Prior to the Closing, certain public shareholders of Mars exercised their rights to redeem Ordinary Shares for funds previously held in the trust account, resulting in the redemption of 1,434,626 Ordinary Shares for an aggregate payment of approximately $16.0 million. After redemptions, there was a total of 646,806 Ordinary Shares, which were converted into common stock in connection with the Business Combination, and approximately $7.27 million remained in the trust account.

Forward Purchase Agreement with RiverNorth

Pursuant to the forward purchase agreement by and among ScanTech, the Company and RiverNorth (“RiverNorth FPA”), entered on prior to the Business Combination Agreement, RiverNorth purchased 400,000 Ordinary Shares from the open market, and these shares were not redeemed at Closing and were subsequently converted into shares of common stock upon Closing. When the funds held in the trust account were disbursed, RiverNorth was reimbursed approximately $4.50 million from the funds.

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

As part of the Business Combination, the Company entered into agreements with various holders of warrants, derivatives, and promissory notes for the cancellation of outstanding liabilities. The total carrying amount of principal and accrued interest extinguished was approximately $104.2 million. In exchange, the creditors received shares of the Company valued at approximately $20.5 million, based on the closing share price of $2.23 per share on January 2, 2025.

Management determined that the restructuring constituted a troubled debt restructuring as defined by ASC 470-60, as the creditors granted concessions and the Company was experiencing financial difficulty. The transaction resulted in an aggregate gain on troubled debt restructuring of $83.7 million, Of which $29.2 million of the gain was recognized in the consolidated statement of operations for the three-months ended March 31, 2025. $54.5 million of the gain was recognized as an adjustment to additional paid-in-capital as these debts were held by a related party and tantamount to a capital transaction.

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

Closing proceeds
Proceeds from Seaport promissory note	1,000,000
Proceeds from investors	2,000,000
Proceeds from trust account	7,273,513
Payments from trust account[1]	(7,273,513)
Net cash proceeds from the Business Combination at Closing	$3,000,000
Noncash activity
Conversion of legacy ScanTech loans into shares	8,682,434
Conversion of preferred A unit dividend into shares	29,324,500
Conversion of related party debt into shares (troubled debt restructuring)	54,499,066
Closing costs expensed	6,567,351
Liability-classified instruments
Shares issued for settlement of derivative liability	291,015
Shares issued for settlement of warrant liability	12,387,186
Cash activity
Payment of advisory and insurance expense	715,000
Net equity impact of the Business Combination	$115,466,552

Net equity impact of the Business Combination	$115,466,552
Loan borrowed from Seaport	(1,000,000)
Loan borrowed from investors	(2,000,000)
Total Impact of Business Combination on total shareholders’ deficit	112,466,552
Par value of common stock issued	(1,873)
Total Impact of Business Combination on additional paid-in capital	$112,464,679
(1)	The Mars transaction costs include $375,000 to Benjamin securities, Inc., $1,499,055 to Polar Mult-Strategy Master Fund, $4,498,111 to RiverNorth SPAC Arbitrage Fund, LP, $100,000 to Continental Stock Transfer & Trust, $440,000 for D&O insurance, and $361,347 to Mars Acquisition Corp.

The Company applied the guidance in ASC 815-40, Contracts in an Entity’s Own Equity, on reclassifying a contract from permanent equity to an asset or liability. Under this approach any difference between the fair value of the security to be recorded in temporary equity and the previous carrying value of the security recorded in permanent equity would be accounted for as an adjustment to shareholders’ deficit. As such, the gain from conversion of related party debt into shares was recorded as an adjustment to additional paid-in-capital. As a result, $54,499,066 of related party debt liabilities were reclassified to additional paid-in-capital, as reflected in the following table.

	Total Liabilities Extinguished	Fair Value of Shares Issued	To Additional Paid-in-Capital
NACS	$50,059,315	$1,662,340	$48,396,975
Azure	6,539,742	1,658,942	4,880,800
Stephen Sale	817,501	56,484	761,017
John Quinn	545,000	84,726	460,274
Total	$57,961,558	$3,462,492	$54,499,066

Earn-out Liability

As part of the BCA, the Company agreed to pay the former shareholders, in connection with the Business combination, a number of shares of common stock up to 10% of the fully diluted shares immediately following the closing of the transaction upon achievement of milestones over the Earnout Period of 3 years from closing.

The milestones include the following (i) fiscal year 2025 revenue equals or exceeds $75 million, and (ii) fiscal year 2025 EBITDA equals or exceeds $20 million, as reported in audited financial statements. If any Earnout Shares are not earned based on these criteria, all unearned shares may be earned and issued if the Company achieves one of the following: (a) revenue of $150 million and EBITDA of $60 million in fiscal year 2026; (b) revenue of $300 million and EBITDA of $120 million in fiscal year 2027; or (c) revenue of $500 million and EBITDA of $200 million in fiscal year 2028, each as reported in the respective audited annual financial statements. If there is a Change of Control (as defined in the Business Combination Agreement) during the Earnout Period, the shareholders have the right to receive all Earnout Shares not previously earned and issued.

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

NOTE 4 — Restatement of Previously Issued Condensed Consolidated Financial Statements

For the three months ended March 31, 2025, the Company determined that it had not appropriately presented its condensed consolidated balance sheets, statement of operations, statement of shareholders’ deficit, and statement of cash flows due to multiple errors that resulted in the condensed consolidated financial statements not being presented fairly. Based on an analysis of FASB ASC 250, Accounting Changes and Error Corrections, Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company concluded that these errors were material to the previously issued interim condensed consolidated financial statements and therefore required a restatement.

The Company has restated its condensed consolidated financial statements for the three months ended March 31, 2025 to correct errors identified within the condensed consolidated statement of operations, balance sheets, statement of shareholders’ deficit, and statement of cash flows. The restatement includes the recognition of compensation expense related to shares to be issued to non-redemption shareholders; the reclassification of the fair value of shares previously issued to non-redemption shareholders from de-SPAC transaction expenses to general and administrative expenses; conversion of debt into common shares; the reversal of legal expenses that had been over accrued; reductions to previously recorded tax penalty and interest accruals; and adjustments to revenue and cost of goods sold. The Company also corrected the presentation of shares pledged to a creditor, which are now properly reflected on the balance sheet and measured at fair value the time the shares were pledged. In connection with this correction, the related interest payable to related parties liability, previously reduced by the value of the pledged shares, has been restated to its original gross amount. In addition, prepaid inventory has been reclassified from prepaid expenses, and accrued advisory fees have been separately presented from accrued expenses and other current liabilities. The Company also recirded a loss on extinguishment of debt related to conversion of Seaport bridge, OPC and Purchase order loans with the fair value included in shares to be issued. Gain on settlement of forward purchase agreement received in cash was also adjusted. Corresponding revisions have been made to the condensed consolidated statement of cash flows and related footnote disclosures.

The effect of the adjustment within the Company’s balance sheet as of March 31, 2025 is as follows:

	March 31, 2025
	As previously reported	Adjustment	As restated
Prepaid expenses	$2,990,434	$(2,521,277)	$469,157
Prepaid inventory	—	1,215,027	1,215,027
Inventory	1,319,414	(5,637)	1,313,777
Security pledged to creditors	—	1,111,322	1,111,322
Total current assets	5,216,456	(200,565)	5,015,891
Total assets	$5,302,905	$(200,565)	$5,102,340
Accounts payable	6,028,453	(1,050,000)	4,978,453
Accrued advisory fees	—	7,625,000	7,625,000
Accrued expenses and other current liabilities	11,267,154	(8,683,527)	2,583,627
Accrued federal tax liability, penalties and interest	5,852,268	(25,245)	5,827,023
Interest payable	295,413	1,111,322	1,406,735
Interest Payable to affiliates	574,408	(243,625)	330,783
Short-term debt from related parties, net	4,420,432	(4,420,432)	—
Deferred revenue	1,256,236	19,421	1,275,657
Total current liabilities	43,507,281	(5,667,086)	37,840,195
Total liabilities	$61,238,732	$(5,667,086)	$55,571,646
Shares to be issued	$—	20,684,324	$20,684,324
Accumulated deficit	(187,165,447)	(15,217,803)	(202,383,250)
Total shareholders’ deficit	(55,935,827)	5,466,521	(50,469,306)
Total liabilities and shareholders’ deficit	$5,302,905	$(200,565)	$5,102,340

The effect of the adjustment within the Company’s statement of operations for the three months ended March 31, 2025 is as follows:

	For the three months ended March 31, 2025
	As previously reported	Adjustment	As restated
Revenue	$365,471	$(19,421)	$346,050
Cost of goods sold	238,592	5,637	244,229
General and administrative expenses	4,763,716	9,897,392	14,661,108
Loss from operations	(5,663,404)	(9,922,450)	(15,585,854)
Gains from extinguishment of debt	12,592,052	(6,196,441)	6,395,610
Transaction costs expensed	(9,665,004)	901,089	(8,763,915)
Net loss	$(2,687,437)	$(15,217,803)	$(17,905,240)
Net loss per share, basic and diluted	$(0.12)	$(0.65)	$(0.77)

The effect of the adjustment within the Company’s statement of shareholders’ deficit for the three months ended March 31, 2025 is as follows:

	For the three months ended March 31, 2025
	As previously reported	Adjustment	As restated
Net loss	$(2,687,437)	$(15,217,803)	$(17,905,240)
Accumulated deficit	$(187,165,447)	$(15,217,803)	$(202,383,250)
Total shareholders’ deficit	$(55,935,827)	$5,466,521	$(50,469,306)

The effect of the adjustment within the Company’s condensed consolidated statement of cash flows for the three months ended March 31, 2025 is as follows:

	For the three months ended March 31, 2025
	As previously reported	Adjustment	As restated
Net loss	$(2,687,437)	$(15,217,803)	$17,905,240
Fair value of shares issued as non-redemption compensation	—	10,724,913	10,724,913
Amortization of debt issuance cost	—	39,881	39,881
Transaction costs expensed	9,665,004	(901,089)	8,763,915
Loss on Conversion of Seaport bridge, OPCO and PO loans	—	6,196,441	6,196,441
Gain on settlement of forward purchase agreement	(1,406,669)	1,406,669	—
Payment of advisory and insurance expense	—	715,000	715,000
Reverse recapitaliation transaction	—	129,676	129,676
Prepaid and other current assets	(2,162,243)	591,250	(1,570,993)
Inventory	106,726	5,637	112,363
Accounts payable	2,948,225	(1,050,000)	1,898,225
Accrued liabilities	1,111,738	(1,065,588)	46,150
Accrued federal tax liability, penalties and interest	(380,657)	(25,245)	(405,902)
Interest payable	1,240,833	(1,111,322)	129,511
Interest payable to related parties	(517,366)	1,071,441	554,075
Deferred revenue	(365,471)	19,421	(346,050)
Net cash used in operating activities	(3,680,881)	1,529,284	(2,151,597)
Repayment of loans	$—	$(122,615)	$(122,615)
Proceedss from settlement of forward purchase agreement	1,406,669	(1,406,669)	—
Net cash used in financing activities	$4,436,679	$(1,529,284)	$2,907,395

NOTE 5 — Net Loss Per Share

Basic net income (loss) per share is calculated by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares and potentially dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For the purpose of the diluted net loss per share calculation, common stock equivalents are considered to be potentially dilutive securities.

Prior to the Business Combination closing date, the Legacy Company was a limited liability company and issued Series A, Series B and Series C membership units. Series A units are entitled to a preferred rate of return and Series C units are equivalent to profits interests. Only Series B units have voting rights. All Series B and Series C units are used in the computation of net loss per unit.

The Legacy Company has also issued a number of warrants, exercisable at $0.01 per unit at any time from the warrant agreement execution dates to the exercise period end dates. Depending on the warrant agreement, the exercise period varies from seventh to tenth anniversary of the warrant agreement execution date. Given the nominal exercise price, penny warrants are considered to be outstanding in the context of basic earnings per share, and thus the units are included in the computation of basic and diluted earnings per unit as of March 31, 2024. However, the puttable warrants associated with the Bay Point note in the amount of 4,072,526 are anti-dilutive for the three months ended March 31, 2024. Therefore, the Bay Point warrants are excluded from the calculation of diluted net loss per unit for the three months ended March 31, 2024. All warrants issued by the Legacy Company were exercised upon the completion of the Business Combination as of January 2, 2025. There were 0 and 1,558,921 warrants outstanding as of March 31, 2025 and 2024, respectively.

Following the completion of the Business Combination, the Company issued common stock to its shareholders. It had 23,258,102 weighted average shares of Common Shares for the three months ended March 31, 2025. For the three months ended March 31, 2024, the Legacy Company had weighted average Common Shares of 14,184,397.

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

	Three Months Ended March 31,
	2025 (As Restated)	2024
Numerator:
Net loss	$(17,905,240)	$(18,437,453)
Dividend	—	(545,359)
Earnings available for common shares/units	$(17,905,240)	$(18,982,812)
Denominator:
Weighted average common shares/units outstanding (basic)	23,258,102	14,184,397
Dilutive effect of potential shares/units	—	—
Weighted average common shares/units outstanding (diluted)	23,258,102	14,184,397
Basic loss per share/unit	$(0.77)	$(1.34)
Diluted loss per share/unit	$(0.77)	$(1.34)

NOTE 6 — Property and Equipment, Net

Property and equipment, net, as of March 31, 2025 and December 31, 2024, consisted of the following:

	Estimated useful life	March 31, 2025	December 31, 2024
Finance lease ROU asset	4-5 years	$33,662	$33,662
Computers and equipment	3-5 years	171,243	164,299
Less: Accumulated depreciation and amortization		(154,789)	(146,574)
Property and equipment, net		$50,116	$51,387

Depreciation expenses were $8,215 and $8,119 for the three months ended March 31, 2025 and March 31, 2024, respectively. For the three months ended March 31, 2025 and the years ended March 31, 2024, the Company focused primarily on research and development which were expensed as incurred as the costs had no alternative future use.

NOTE 7 — Related Party Transactions

John Redmond

John Redmond was the former chairman of ScanTech’s board of directors prior to the Business Combination. Upon the consummation of the Business Combination, the majority of the loan balances, including accrued interest, owed to John Redmond were converted into shares of the Company’s common stock.

As of March 31, 2025, only three loans, together totaling $3.5 million, issued by St. James Bank and Trust Company Ltd (“SJBT”) via the promissory note agreements between Azure LLC and ScanTech remained on the balance sheet. The remaining loan balances, along with the related accrued interest payables, had been converted into shares of the Company’s common stock at the closing of the Business Combination. The settlement was treated as a capital transaction, with the corresponding gain being recorded in additional paid-in capital, as the settlement was deemed to be a troubled debt restructuring. As of December 31, 2024, the Company’s outstanding loan balances with these entities, including accrued interest, were approximately $61.3 million. As of December 31, 2024, the Company was in default on all notes held by Azure.

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

On February 7, 2025, the Company entered into a non-binding refinance term sheet with NACS, LLC, John Redmond, and SJBT. Under the terms of this agreement, the Company agreed to issue 316,616 shares of common stock to SJBT. SJBT would then sell these shares, subject to a leak-out agreement, and use the sale proceeds to repay the carryforward amounts of the existing loans. The proceeds from the share sales were specifically applied to reduce the accrued and unpaid interest on the Azure loans. As of the reporting date of these condensed consolidated financial statements, the Company has not yet been able to register the 316,616 shares issued. Upon issuance, the fair value of the shares was recorded in balance sheet under the caption of “Security pledged to creditors” and is remeasured at the time the shares were pledged. The corresponding fair value changes are recorded in the condensed consolidated statement of operations.

The following table lists the accrued interest and principal balances of the notes issued to related parties associated with John Redmond.

	As of March 31, 2025 (As Restated)			As of December 31, 2024
	Interest	Principal		Interest	Principal
Entity	Payable	Payable	Total	Payable	Payable	Total
Azure-SJBT	$1,255,305	$2,275,000	$3,530,305	$3,095,947	$6,831,987	$9,927,934
NACS, LLC	—	—	—	25,052,756	11,493,949	36,546,705
Assumed notes	—	—	—	11,092,887	3,770,119	14,863,006
Total	$1,255,305	$2,275,000	$3,530,305	$39,241,590	$22,096,055	$61,337,645

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

The total deferred compensation of $1,189,716 as of December 31, 2024 is comprised of the following components: deferred compensation of $675,118, associated late fees of $247,321, a deferred incentive of $41,651, unpaid hardship compensation of $16,899, and a payable balance of $208,727 for operating expenses paid on behalf of the Company. This total is partially offset by employee advances of $51,200. These amounts were presented on the Company’s balance sheet as of December 31, 2024, under the following captions: accrued compensation ($980,989) and related parties payables ($208,727).

Alice Wilson

Ms. Wilson is the sister of Mr. Falconer. Ms. Wilson has extended an expense advance on behalf of the Company. The balance of Mrs. Wilson’s expense advance as of March 31, 2025 and December 31, 2024 was $20,000. The amount was presented in the condensed consolidated balance sheets under the caption of related parties payable.

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

On December 31, 2024, the Company entered into the Seaport Credit Facility with Seaport Group SIBS LLC. Under the terms of the agreement, Seaport agreed to provide the Company with a credit facility up to $2,000,000 in principal. The outstanding principal and all accrued interest under the Seaport Credit Facility are due and payable 12 months from the date the funds are disbursed. The facility carries an annual interest rate of 15%. No amounts were drawn as of the filing date of this condensed consolidated financial statements.

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

NOTE 8 — Leases

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

The components of lease cost were as follows:

	Three Months Ended March 31,
	2025	2024
Short-term lease cost	$46,107	$38,667

NOTE 9 — Inventories

The following table summarizes the Company’s inventories, net as of March 31, 2025 and December 31, 2024:

	March 31, 2025 (As Restated)	December 31, 2024
Raw materials and parts	$659,210	$643,410
Work-in-progress	257,758	257,395
Finished goods	396,809	525,335
Total inventories	$1,313,777	$1,426,140

NOTE 10 — Federal Tax Liability, Penalties and Interest

From the first quarter of 2017 through October 31, 2023, the Company failed to remit U.S. federal taxes from amounts withheld from employee wages and failed to remit the employer portion of such taxes. In addition, during the same period, the Company did not file quarterly federal tax returns on Form 941 to report income taxes and payroll taxes withheld from employee wages. As a result, the Company has an accrued payroll tax liability on its condensed consolidated balance sheets that amounted to $5.83 million and $6.23 million as of March 31, 2025 and December 31, 2024, respectively. The Company has devised and implemented a plan to become compliant with its obligations, including hiring appropriate counsel, preparing and filing appropriate historical filings, making payments, and engaging in discussions with appropriate parties, including the Internal Revenue Service (“IRS”). There can be no assurance that the IRS will agree to the terms of a settlement and instead not demand immediate payment of the amounts due. Even if a settlement offer is accepted, the terms of any settlement may require substantial upfront payments, which the Company may not have sufficient funds available for. In addition, willful failure to comply with statutory obligations to collect, account for and pay over taxes imposed on employees is a federal criminal offense. There can be no assurance that the Department of Justice will not commence criminal charges against the Company and management for failure to remit payroll taxes to the IRS.

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

NOTE 11 — Stock-Based Compensation

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

On January 8, 2020, the Company entered into a consulting agreement with MG Partners, LLC to provide referral and strategic financing advisory services for an initial term of one year. The agreement was automatically renewed for additional six-month period unless terminated by either party. As compensation, MG Partners, LLC was entitled to receive a fee for any debt or equity financing procured on behalf of the Company. As of December 31, 2024, no such fees were payable as such fees were contingent on a business combination. The agreement further provided that if a Business Combination occurred during the term of the agreement, or within two years thereafter, MG Partners, LLC may be entitled to receive between 2.5% and 5.0% of the proceeds in the event of a sale of the Company. 75,000 shares of common stock were issued on February 18, 2025. The fair value of the shares on the grant date was $263,250, which was recorded as stock-based compensation in the condensed consolidated statement of operations.

On January 30, 2025, the Company issued 100,000 shares of common stock to Roth Capital Partners for their services as capital markets advisor, and 50,000 shares of common stock to Outside the Box Capital in connection with marketing and distribution services provided. The fair value of the shares on the grant date was $138,000 and 69,000, respectively, which were recorded as stock-based compensation in the condensed consolidated statement of operations.

NOTE 12 — Fair Value Measurements

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

The Company determined that the warrants, as of December 31, 2024, associated with notes are subject to treatment as a liability as the warrants for units of the Legacy Company are not indexed to its own membership interests. The warrants were subject to remeasurement at each Balance Sheet date and any change in fair value is recognized as a component of other expenses on the condensed consolidated statements of operations.

The following tables present information about the change in fair value of the Company’s Level 3 warrant liabilities and derivative liabilities for the three months ended March 31, 2025.

Three months ended
Warrant liabilities	March 31, 2025
Fair value - beginning of period	$16,241,092
Issuance	—
Warrant exercised	(16,017,930)
Change in fair value	(223,162)
Fair value - end of period	$—

Three months ended
Derivative liabilities	March 31, 2025
Fair value - beginning of period	$8,327,602
Issuance	—
Option exercised	(9,155,047)
Change in fair value	827,445
Fair value - end of period	$—

Three months ended
Earn-out liabilities	March 31, 2025
Fair value - beginning of period	$—
Issuance	30,000
Change in fair value	—
Fair value - end of period	$30,000

NOTE 13 — Debt and Warrant Liabilities

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

Notes	Maturities	Effective Rate	March 31, 2025 (As Restated)	December 31, 2024
340 Broadway holdings	2026	15.0%	$1,000,000	$—
Silverback Capital Corporation	2026	15.0%	1,000,000	—
Aegus Corp	2024	12.0%	230,000	230,000
Azure SJBT notes	2024	14.5%	2,275,000	2,275,000
LAM LHA	2024	7.8%	40,456	40,456
Polar note	2025	0.0%	1,250,000	1,175,000
Seaport notes	2030	9.0%	14,701,451	17,612,166
Steele consolidated	2028	9.0%	3,000,000	2,863,000
John Redmond (other)	2018-2024	12.0%	—	19,821,055
Catalytic notes	2020	12.0%	—	1,563,796
Bay Point notes	2023	15.0%	—	813,633
Seed financing notes	2024	12.0%	—	3,600,000
Total Principal			$23,496,907	$49,994,106
Accrued interest (compounded)			1,737,518	57,474,111
Total debt			$25,234,425	$107,468,217
Reported as:
Short-term debt			7,532,974	107,468,217
Long-term debt			17,701,451	—
Total debt			$25,234,425	$107,468,217

As of January 2, 2025, several lenders agreed to convert their outstanding principal and accrued interest balances into common stock of the Company with the exceptions of Aegus Corporation, Azure SJBT, LAM LHA, Polar loan, Seaport Group SIBS, and Steele loans, which remained outstanding as of March 31, 2025.

John Redmond Notes

Azure Notes

The Company has issued multiple notes to Azure, which is an affiliate of and controlled by John Redmond.

On February 7, 2025, the Company entered into a non-binding refinance term sheet with NACS, LLC, John Redmond, and SJBT. Under the terms of this agreement, the Company was to issue 316,616 shares of common stock to SJBT. SJBT would then sell these shares, subject to a leak-out agreement, and use the sale proceeds to repay the carryforward amounts of the existing loans. The proceeds from the share sales were specifically applied to reduce the accrued and unpaid interest on the Azure loans. As of the reporting date of these condensed consolidated financial statements, the Company has not yet been able to register the 316,616 shares issued. Upon issuance, the fair value of the shares was recorded in balance sheet under the caption of “Security pledged to creditors” and is remeasured at the time the shares were pledged. The following table lists the accrued interest and principal balances of the notes issued to related parties associated with John Redmond.

As of March 31, 2025, loans totaling $2.4 million owed to Azure remained on the balance sheet. The rest of the loan balances, along with the related accrued interest payables, had been converted into 743,920 shares of the Company’s common stock at closing and 316,616 shares on February 7, 2025. The settlement was treated as a capital transaction, with the corresponding gain being recorded in additional paid-in capital, as the settlement was deemed to be a troubled debt restructuring.

			Principal and Accrued Interest
Issuance date	Maturities	Interest Rate	As of March 31, 2025 (As Restated)	As of December 31, 2024
January 1, 2021	March 31, 2024	12.00%	$—	$1,110,178
January 1, 2021	March 31, 2024	12.00%	—	5,412,393
October 25, 2021	March 31, 2024	14.50%	656,108	632,888
October 25, 2021	March 31, 2024	14.50%	1,476,243	1,423,997
October 1, 2022	March 31, 2024	14.50%	1,397,953	1,348,478
		Total	$3,530,304	$9,927,934

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

Following table summarizes the position in all the notes owned by Mr. Redmond.

	As of March 31, 2025			As of December 31, 2024
	Interest	Principal		Interest	Principal
Entity	Payable	Payable	Total	Payable	Payable	Total
Azure-SJBT	$1,255,305	$2,275,000	$3,530,305	$3,095,947	$6,831,987	$9,927,934
NACS, LLC	—	—	—	25,052,756	11,493,949	36,546,705
Assumed Notes	—	—	—	11,092,887	3,770,119	14,863,006
Total	$1,255,305	$2,275,000	$3,530,305	$39,241,590	$22,096,055	$61,337,645

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

On September 23, 2024, the Company entered into an intercreditor and collateral agency agreement with Seaport Group SIBS LLC. Pursuant to the agreement, the Company agreed to exchange the entire outstanding principal and accrued interest on the Seaport Group SIBS LLC loan, as of the date of the Business Combination, for a new loan in the same total amount. The accumulated interest was added into the principal balance of the new loan. As of December 31, 2024, the total principal, including rolled-in interest, was $14,701,451. This amount was recorded as the new principal balance as of March 31, 2025. The Company accrued $330,783 interest on this loan for the three months ended March 31, 2025.

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

As of December 31, 2024, Seaport Group SIBS, LLC has paid the Company in the amount of $1,777,400 in exchange for the right to receive the full balance of $1,955,140 on the invoice to be billed to the customer in the future. Because the invoices were not billed to the customer at the time of the Seaport PO Agreement, the Company concluded that the total balance of $1,955,140 is considered a series of collateral purchase order loans from Seaport Group SIBS, LLC to the Company by using the underlying cash receipt of the future invoices as collateral. The Company received $330,000 from the customer on the purchase order and forwarded $288,165 of it to Seaport Group SIBS, LLC for the year ended December 31, 2024. The Company repaid $122,615 to Seaport during the three months ended March 31, 2025.

The following table summarizes the Company’s cumulative activity related to purchase order loans and invoice factoring arrangements with Seaport Group SIBS LLC from inception through March 31, 2025:

As of
March 31, 2025
Total invoices sold to Seaport	$364,780
Total cash received from Seaport	350,000
Total factoring amount	14,780

Total PO loan from Seaport	1,777,400
Interest paid to Seaport	177,740
Total amount in exchange for PO loan	1,955,140
Payment to Seaport	(410,780)
Conversion of PO Loan to common shares	(1,544,360)
Ending balance	$—

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

On March 31, 2025, the Company entered into an amendment to the Seaport bridge loan agreements. Under the terms of the amendment, Seaport agreed to convert the cumulative principal and accrued interest from the first and second bridge loans, purchase order loans, and OPG loans into 5,350,000 shares of the Company’s common stock. 5,350,000 shares of common stock were subsequently issued to Seaport on April 17, 2025. As of March 31, 2025, 5,350,000 common shares are included in equity as shares to be issued at a fair value of $10,860,500. A loss on extinguishment of debt was recorded in the amount of $6,196,441. In addition, in the same amendment, the Company granted Seaport a warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.01 per share. Seaport exercised the warrant on March 31, 2025 by paying $30,000 in cash, and 3,000,000 shares of common stock were subsequently issued to Seaport on April 2, 2025. As of March 31, 2025, the Company recognized the fair value of the exercised warrants under “Accrued issuable equity” on the Balance Sheet, reflecting the obligation to issue the related shares.

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

Upon the closing of the Business Combination on January 2, 2025, the outstanding principal and accrued interest related to the Catalytic note of $2,409,490 and derivative liability of $224,434 were settled into 391,712 shares of the Company’s common stock. The conversion eliminated the associated debt balances from the Company’s condensed consolidated balance sheets, and there is no outstanding liability as of March 31, 2025. Separately, the Company issued 100,000 shares of common stock to Catalytic on February 18, 2025 in connection with the waiver of all claims Catalytic and its affiliates may have against the Company.

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

Upon the closing of the Business Combination on January 2, 2025, the outstanding principal and accrued interest related to the Bay Point note totaling $1,351,647, the derivative liability of $254,167, and accrued exit fees, legal fees, and late fees totaling $1,606,070 were settled into 402,745 shares of the Company’s common stock. This conversion eliminated the related debt balances from the Company’s condensed consolidated balance sheets, and there is no outstanding liability as of March 31, 2025. Separately, on February 18, 2025, the Company issued 100,000 shares of common stock to Bay Point in connection with the waiver of all claims by Bay Point and its affiliates, and an additional 100,000 shares in settlement of legal fees incurred in the process.

Polar Loan

On April 2, 2024, Polar Multi-Strategy Master Fund (“Polar”), Mars, the Sponsor, and the Company entered into a subscription agreement. Under the agreement, the Sponsor aimed to raise funds from existing Mars investors, which would then be loaned to the Legacy Company for working capital purposes (the “Polar Loan”). Polar agreed to contribute up to $1,000,000 to the Sponsor as a capital contribution in exchange for subscription shares. The Company was obligated to repay the full principal amount of the Polar Loan to Polar upon the closing of the Business Combination. As consideration for the capital investments funded by Polar, the Company issued to Polar one common share for each dollar of loan as of or prior to the Business Combination. The Polar Loan shall not accrue interest. The Company concluded that the feature in the Polar Loan is an embedded derivative which is included in the derivative liability balance on the December 31, 2024 Balance Sheet in the amount of $2,607,000.

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

On December 30, 2024, the Company entered into a non-redemption agreement with Polar, under which Polar agreed to reduce its entitlement from 1,250,000 subscription shares (originally granted under agreements dated April 2, 2024 and May 29, 2024) to 312,500 shares of common stock. On January 30, 2025, the Company issued a total of 1,500,000 shares of common stock to Polar, consisting of 312,500 shares issued pursuant to the non-redemption agreement and 1,187,500 shares issued in connection with the settlement of derivative liabilities associated with the April 2 and May 29, 2024 subscription agreements.

Aegus Bridge Financing Notes

On May 7, 2024, the Company signed a bridge financing note with Aegus Corporation, with an initial principal amount of $230,000. The bridge financing note has a maximum principal draw amount of up to $500,000, a maturity date of November 15, 2024, and an annual interest rate of 12%, In addition, at the consummation of the Business Combination, the note is to be repaid in full out of the proceeds of the transaction and Aegus Corporation is to be issued 1 share for every $1 lent to the Company under the terms of the bridge financing. Upon the completion of the Business Combination on January 2, 2025, the principal and interests on the Aegus bridge financing note remained repaid. On February 10, 2025, the Company agreed to issue (i) 234,380 shares of common stock to Aegus Corporation pursuant to BCA Amendment No. 4; (ii)  70,000 shares of common stock to Aegus Corporation in accordance with the settlement agreement and mutual release dated October 14, 2024; (iii) 23,000 shares of common stock to Aegus Corporation in accordance with the letter agreement dated February 7, 2025

The Company concluded that the features in the bridge financing are embedded derivatives which are included in the derivative liability balance on December 31, 2024 of the condensed consolidated balance sheets. Upon the closing of the Business Combination on January 2, 2025, the derivative liability of $551,000 was settled into 130,500 of the Company common stock.

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

During the fourth quarter of 2023, Ellenoff Grossman and Schole LLP (“EGS”), the Legacy Company’s legal counsel, agreed to receive delay payments on the service fees for services provided to the Company. Pursuant to the agreement, the Company is required to pay deferral service fees contingent upon the successful completion of the Business Combination. As of the date of Business Combination, the deferred service fees remained unpaid, and the Company recorded an accrued liability of $1,061,002 as of March 31, 2025 related to these unpaid services.

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

NOTE 14 — Commitments and Contingencies

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

As of the date of these condensed consolidated financial statements, the waiver with the unrelated third party has not been finalized. If a settlement is not reached, the waiver with the lender may be rendered void or unenforceable. In such an event, the Company may be required to satisfy certain obligations that were previously assumed to be extinguished as part of the business combination.

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

Tax Matters

From the first quarter of 2017 until October 31, 2023, the Company failed to remit U.S. federal taxes from amounts withheld from employee wages and also failed to remit the employer portion of such taxes. In addition, during the same period, the Company did not file quarterly federal tax returns on Form 941 to report income taxes and payroll taxes withheld from employee wages. As a result, the Company has an accrued payroll tax liability on its condensed consolidated balance sheets that amounted to $5.83 million and $6.23 million as of March 31, 2025 and December 31, 2024, respectively.

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

NOTE 15 — Income Taxes

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

For the three months ended March 31, 2025, the Company’s effective tax rate was 0%. The Company expects its effective tax rate for the full fiscal year 2025 will remain at 0%, primarily due to the following (i) the gain on the extinguishment of debt recognized for financial statement purposes were not taxable to the Company, the gains were recognized by the Legacy Company prior to the Business Combination, and (ii) the full valuation allowance recorded against deferred tax assets.

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

The Company has adopted the provisions of ASC 740, Income Taxes. Under these principles, tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to be recognized in the condensed consolidated financial statements. The tax position is the most significant benefit, with a greater than 50 percent likelihood of being realized upon ultimate settlement.

NOTE 16 — Series A Units

Series A Units

As of December 31, 2024, the Legacy Company had 9,965,000 Series A units authorized and outstanding with a stated value of $1 per unit. Series A Units entitle the holder to receive an eight percent per annum rate of return on the unrecovered capital contribution of such holder. As of March 31, 2025, these units are no longer outstanding.

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

Other Accounting Matters

FASB ASC 815 Derivatives and Hedging, generally requires an analysis of embedded terms and features that have characteristics of derivatives to be evaluated for bifurcation and separate accounting in instances where their economic risks and characteristics are not clearly and closely related to the risks of the host contract. The Legacy Company performed an evaluation and determined Series A and the host instrument is more akin to equity. The Legacy Company identified certain embedded redemption features which it evaluated for bifurcation and determined no bifurcation of these embedded or conversion features was required.

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

NOTE 17 — Shareholders’ Deficit

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

As of December 31, 2024, there were 1,748,264 of Series C membership interests authorized, and 1,584,327 units of Series C membership interests issued and outstanding. Upon the closing of the Business Combination on January 2, 2025, all outstanding Series C units were converted into 160,287 shares of the Company’s common stock. The conversion eliminated the associated equity balance from the Company’s condensed consolidated balance sheet, and the fair value of the shares issued was recognized as a capital transaction.

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

Pursuant to BCA Amendment No. 4, the Company agreed to issue 4,454,800 shares to the legacy Mars shareholder as compensation for not redeeming their shares prior to the BCA. These shares were subsequently issued on April 2, 2025. The shares were valued at $2.23 per share based on the fair value at the BCA closing, resulting in total non-redemption compensation expense of $9,934,204, of which $9,823,824 was recorded in the first quarter of 2025 and $110,380 was recorded in the second quarter of 2025. Because the shares had not been issued as of March 31, 2025, the related amount was presented as “Shares to be issued” in the condensed consolidated balance sheet as of March 31, 2025.

NOTE 18 — Segment and Geographic Information

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025 (As Restated)	2024
Revenue	$346,050	$—
Cost of goods sold	244,229	—
Gross profit	101,821	—
Operating expenses:
General and administrative expenses	14,661,108	1,110,229
Research and development expenses	1,018,352	875,342
Depreciation and amortization	8,215	8,119
Total operating expenses	15,687,675	1,993,690
Loss from operations	(15,585,854)	(1,993,690)
Other income (expense):
Change in fair value of derivative liabilities	(827,445)	(541,639)
Change in fair value of warrant liabilities	223,162	(13,043,192)
Change in fair value of earnout liability	(30,000)	—
Transaction costs expensed	(8,763,915)	—
Gain on settlement of forward purchase agreement	1,406,669	—
Interest expense	(723,467)	(2,872,951)
Other income	—	14,019
Gains from extinguishment of debt, net	6,395,610	—
Total other income (expense):	2,319,386	(16,443,763)
Income (loss) before income taxes	(17,905,240)	(18,437,453)
Provision for income taxes	—	—
Net income (loss)	$(17,905,240)	$(18,437,453)

NOTE 19 — Subsequent Events

On October 25, 2021 and October 1, 2022, St. James Bank and Trust Company Ltd. (“St. James”) executed three loans with the Company via Azure LLC (the St. James Original Loan”) in the aggregated principal and interest amount of $3,530,305 as of March 31, 2025. On April 25, 2025, the Company and St. James entered into a settlement agreement to (i) terminate the St. James Original Loan, (ii) release all claims held by both the Company and St. James, and (iii) enter into a promissory note. As parties to the original loan, NACS LLC and John Redmond also agreed to release all claims arising from the termination of the original loan.

As previously disclosed, the Company entered into a settlement agreement with Silverback to acquire the Company’s outstanding liabilities in exchange for common stock of the Company. During the period subsequent to March 31, 2025, the Company issued 17,809,265 shares in the settlement of outstanding liabilities. On April 25, 2025, the Company and St. James entered into an unsecured promissory note (the “April 2025 St. James Promissory Note”) pursuant to which St. James agreed to loan the Company $2,850,000 at an annual interest rate of 12.0% with a maturity date of October 25, 2025. Pursuant to the April 2025 St. James Promissory Note, the Company is granted, at its sole option, up to two extensions of 180-days each, beyond the maturity date. Assuming the Company opts to utilize an extension, the Company will pay St. James at each such extension the remaining balance of the April 2025 St. James Promissory Note, minus any shares St. James has sold to date to pay off the outstanding balance of the April 2025 St. James Promissory Note, either (i) in shares of common stock of the Company at a value of $9.87 per share in an amount equal to 125% of the then total outstanding balance of the promissory note at the time of an extension, (ii) in cash, or (iii) a combination of shares and cash. In the event the Company elects both extensions and the Company further chooses not to repay any remaining balance due pursuant to the April 2025 St. James Promissory Note and the shares issued to St. James and sold by St. James do not satisfy the Company’s money owed under the promissory note, the Company and St. James will enter a new unsecured promissory note for a period of 180 days. As contemplated by the April 2025 St. James Promissory Note, on April 25, 2025, the Company and St. James also entered into a Subscription Agreement to represent any issuances of common stock to St. James at either extension.

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

On June 18, 2025, the Company entered into an amendment to the loan and security agreement with Maximcash, pursuant to which it agreed to issue 200,000 shares of common stock to MaximCash in exchange for Maximcash’s consent to enter into a transaction with 340 Broadway Holdings LLC. The shares issued under the agreement are to be registered on an amendment to the Company’s Registration Statement on Form S-1 (File No. 333-284806).

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

In September 2025, the Company granted restricted stock units (“RSUs”) under its Equity Incentive Plan to certain employees as part of its ongoing equity compensation program. The RSU awards cover an aggregate of 2,965,961 shares of the Company’s common stock and were granted in accordance with the terms of the equity incentive plan approved by the Company’s Board of Directors and shareholders. The RSUs are subject to time-based vesting conditions, generally requiring continued service over a three-year period. Each RSU represents a contingent right to receive one share of the Company’s common stock upon vesting.

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

On September 29, 2025, the Company entered into an second amendment to the loan and security agreement with Maximcash, pursuant to which it agreed to issue 400,000 additional pledge shares of common stock to MaximCash in exchange for for the two (2) months that the company elects to pay just interest instead of interest and principal, to be registered in accordance with Section 12(i) of the Stock Pledge Agreement as “initial Pledge Shares” as used in that Section, and subject to the other terms applicable to Pledge Shares including in the Stock Pledge Agreement. The shares issued under the agreement are to be registered on an amendment to the Company’s Registration Statement on Form S-1 (File No. 333-284806).

On October 8, 2025, ScanTech AI Systems Inc. (the “Company”) entered into a Purchase Agreement, dated as of October 8, 2025 (the “ELOC Purchase Agreement”), with ARC Group International Ltd. (the “Investor”), for an equity line of credit. Under the ELOC Purchase Agreement, the Company has the right, but not the obligation, to direct the Investor to purchase up to $50 million (the “Commitment Amount”) in shares of the Company’s common stock, par value $0.0001 per share, subject to the terms and conditions contained in the ELOC Purchase Agreement (such shares to be purchased, the “Purchase Shares”). In addition, pursuant to the ELOC Purchase Agreement, the Investor agreed to purchase 1,403,863 shares (the “Subscription Shares”) of the Company’s common stock from the Company for a purchase price equal to $500,000 in the aggregate at a purchase price per share of $0.35616 per share. In consideration for the Investor’s execution and delivery of the ELOC Purchase Agreement, the Company agreed to issue 3,869,969 shares of the Company’s common stock to the Investor (the “Commitment Fee Shares”), having an aggregate value of $1,750,000. The Commitment Fee Shares were deemed fully earned on the date of the ELOC Purchase Agreement. Pursuant to the terms of the ELOC Purchase Agreement, the Company agreed to issue to the Investor in satisfaction of its obligations for the Commitment Fee Shares and Subscription Shares, 3,365,934 shares of common stock and 1,907,898 pre-funded warrants to purchase shares of common stock (the “Pre-Funded Warrants”). Each Pre-Funded Warrant has a nominal exercise price of $0.0001 per share, was pre-funded at issuance, and is exercisable at any time after issuance subject to a 4.99%/9.99% beneficial ownership limitation.

On October 10, 2025, the Company received written notice (the “SPCC Notice”) from SPCC that asserted that the terms of the Purchase Agreement entered into by the Company and ARC Group International Ltd. on October 8, 2025 (the “Purchase Agreement”) violated the covenants of the 340 Broadway/SPCC Note, constitute an “Event of Default” under the 340 Broadway/SPCC Note, and trigger mandatory repayment of the 340 Broadway/SPCC Note under Clause 2.12 of the 340 Broadway/SPCC Note. The SPCC Notice further asserted that (i) the 340 Broadway/SPCC Note accrued default interest at a rate of 18% per annum beginning on September 11, 2025 and the accrued interest since September 11, 2025 totals $15,283, resulting in a current balance as of September 10, 2025 of $1,083,922; (ii) the mandatory repayment amount equals $1,625,883 as of October 10, 2025, and will continue to accrue interest at the 18% default rate; and (iii) the conversion discount underlying the 340 Broadway/SPCC Note of 20% was to be increased to 45% for all future conversions.

On October 10, 2025, the Company received correspondence (the “Polar Notice”) from Polar that asserted that, because certain shares of the Company’s common stock issued under the Polar Subscription and Settlement Agreement had not been registered with the SEC by August 1, 2025, (i) the settlement is void and the Polar Note matured as of August 1, 2025, and (ii) the Polar Note is now in default and has been collecting interest at 18% since August 1, 2025. As previously disclosed, on April 29, 2025, the Company, ScanTech Identification Beam Systems, LLC (“SIBS”), and Polar Multi-Strategy Master Fund (“Polar”) entered into a subscription and settlement agreement (the “Polar Subscription and Settlement Agreement”) related to a promissory note dated December 31, 2024 with a principal amount of $1,250,000 (the “Polar Note”).

On October 23, 2025, the Company received written notice (the “Silverback Notice”) from Silverback that asserted that the Company failed to make a quarterly interest rate payment as of October 22, 2025 and failed to notify Silverback five business days in advance that the Company would not make the quarterly interest rate payment. Silverback asserts that such violation constitutes an “Event of Default” under the Note and requires that the quarterly interest rate payment be capitalized into the principal amount of the Note. Further, as previously disclosed, the Company entered into a Securities Purchase Agreement with 340 Broadway, effective as of July 3, 2025, pursuant to the terms of which the Company issued a senior secured promissory note (the “340 Broadway/SPCC Note”) to 340 Broadway with a total principal amount of up to $1,500,000. Subsequently, 340 Broadway assigned a portion of the 340 Broadway/SPCC Note to Southern Point Capital Corporation (“SPCC”). Under the 340 Broadway/SPCC Note, an “Event of Default” includes: “The occurrence of an Event of Default under and as defined herein or any event of default (or similar term) under any other agreement evidencing indebtedness of at least $100,000.” Consequently, the alleged Event of Default under the Note may also constitute an Event of Default under the 340 Broadway/SPCC Note. An Event of Default under the 340 Broadway/SPCC Note could result in additional default interest at a rate of 18% per annum and a greater conversion discount underlying the 340 Broadway/SPCC Note for all future conversions of principal or interest under the 340 Broadway/SPCC Note into common stock.

On November 24, 2025 (the “Effective Date”), the Company entered into Agreement and Amendment No. 1 to the Supplemental Agreement (the “Steele Agreement”) by and between the Company, Karl Brenza (for limited purposes), ScanTech Identification Beam Systems LLC (“SIBS”), Steele Interest SIBS LLC (“Steele I”), Steele Interest SIBS II LLC (“Steele II”), Steele Interest SIBS III LLC (“Steele III”), Steele Interest SIBS IV LLC (“Steele IV” and together with Steele I, Steele II, and Steele III, referred to as the “Steele Lenders”), and Steele Interest LLC (“Steele Interests” and, collectively with the Steele Lenders, “Steele”). The Steele Agreement amends the Supplemental Agreement (the “Supplemental Agreement”) entered into with the same parties on January 31, 2025 which related to the Loan Exchange & Release Agreement entered into on September 25, 2025.

Pursuant to the Steele Agreement, on the Satisfaction Date (as defined below), the mutual release and waiver provided for in accordance with the Supplemental Agreement shall no longer be subject to Section G of the Supplemental Agreement which shall be deleted in its entirety. Section G of the Supplemental Agreement had originally conditioned the mutual release and waiver provided for by the Supplemental Agreement on the condition that Taylor Freres Americas LLP, TFGS VII Gestion LLC, Zachary Taylor, and their affiliates (the “TF Parties”) extend the date by which the business combination agreement, entered into by the Company, SIBS, and Mars Acquisition Corp., must close by January 2, 2025 and that the TF Parties and the Company release all claims against each other. In addition, pursuant to the Steele Agreement, up and until the Satisfaction Date, the Steele Lenders agree not to object to any settlement agreement entered into by and between the Company and the TF Parties so long as the settlement agreement does not involve any compensation paid to the TF Parties other than in the form of common stock of the Company and the amendment to the Company’s Registration Statement on Form S-1 (SEC File No. 333-284806) (the “Resale Registration Statement”) has been filed with the Securities and Exchange Commission (the “SEC”) by January 30, 2026. The “Satisfaction Date” is defined as the date on which each of the following shall have occurred: (i) the First Additional Shares (as defined in the Supplemental Agreement), the Second Additional Shares (as defined in the Supplemental Agreement), the Steele Shares (as defined below) and the Legal and Expense Shares (as defined below) have all been included to be registered in the Resale Registration Statement; (ii) the Resale Registration Statement shall have been filed with the SEC prior to 5:00 p.m. (Eastern) on January 30, 2026; (ii) the Company has issued and delivered, or caused to be issued and delivered, the First Additional Shares, the Second Additional Shares, the Steele Shares, the Legal and Expense Shares and the Exchange Agreement Shares (as defined below) to an account for the benefit of Steele at Continental Stock Transfer & Trust Company (“Continental”); and (d) the Resale Registration Statement has been declared effective by the SEC. Pursuant to the Agreement, the Company is also obligated to issue 1,200,000 shares consisting of the First Tranche Shares

The Company and SIBS each acknowledged and agreed that they, on a joint and several basis, are justly indebted to, and currently owe and shall pay, the Steele Lenders a total of $550,000 as reimbursement of legal fees paid and/or previously incurred by the Steele Lenders in connection with certain loans made by the Steele Lenders to SIBS and the Exchange Agreement (as defined in the Supplemental Agreement) (collectively, the “Steele Legal Fees”). No later than 5:00 p.m. (Eastern) on November 25, 2025, the Company agreed to issue and deliver to Steele, at Continental, 2,500,000 shares of the Company’s common stock (the “Legal and Expense Shares”), to cover in full the obligation of the Company and SIBS to pay to Steele for (or reimburse Steele for the payment of) the Steele Legal Fees.

In certain circumstances, the Company may be obligated to issue additional shares of its common stock if the amendment to the Resale Registration Statement is not filed by certain dates.

Notwithstanding anything to the contrary in the Steele Agreement or the Supplemental Agreement, in no event will the Company be required to (a) issue shares of the Company’s common stock or securities convertible into or exercisable for the Company’s common stock (including the First Additional Shares, the Second Additional Shares, the Steele Shares, the Legal and Expense Shares, and the Exchange Agreement Shares) exceeding 19.99% of the Company’s common stock or exceeding 19.99% of the voting power outstanding either as of the Effective Date or the date immediately preceding the Effective Date, as determined in accordance with the relevant stock exchange rules, or (b) otherwise issue shares of the Company’s common stock or other securities which issuance would violate any rule of the SEC or the relevant stock exchange or trading market on which the Company’s common stock is then listed or quoted.

The foregoing description of the Steele Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Steele Agreement, a copy of which will be filed in a future filing with the SEC.

Item 2. – Management’s Discussion and Analysis of Financial Condition And Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q/A and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on May 14, 2025. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below as well as those discussed elsewhere in this Quarterly Report on Form 10-Q/A (including under “Risk Factors”) and in our Annual Report on Form 10-K filed with the SEC on May 14, 2025. The forward-looking statements included in this Quarterly Report on Form 10-Q/A are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q/A, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and we caution investors against unduly relying upon these statements. In all events, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, change in circumstances, future events or otherwise, and you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K..

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

Components of Results of Operations

We have not been profitable since inception. As of March 31, 2025, our accumulated deficit was $202,383,250 and as of December 31, 2024, our accumulated deficit was $184,478,010. Since inception, we have financed our operations primarily through different forms of debt, primarily promissory notes.

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

For the three months ended March 31, 2025 and 2024, operating expenses were $15,687,675 and $1,993,690, respectively, an increase of 659% during the period.

	Three Months Ended
	March 31,
	2025 (As Restated)	2024
Operating expenses:
General and administrative expenses	$14,661,108	$1,110,229
Research and development expenses	1,018,352	875,342
Depreciation and amortization	8,215	8,119
Total operating expenses	$15,687,675	$1,993,690

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the Company’s condensed consolidated financial statements for the three months ended March 31, 2025, and other information included elsewhere in this filing.

The following table sets forth our statement of operations for the three months ended March 31, 2025 and 2024, respectively.

For the three months ended March 31, 2025, the Company reported a net loss of $17.9 million. The primary driver of net loss during the period was the non-redemption compensation expenses of $10.4 million, de-SPAC transaction costs of $8.8 million, offset by gains from extinguishment of debt, net of $6.4 million, and equity recapitalization that occurred upon the closing of the Business Combination.

As of January 2, 2025, nearly all lenders agreed to convert their outstanding principal and accrued interest balances into the Company’s common stock, with the exception of Aegus Corporation, Azure SJBT, LAM LHA, Polar loan, Seaport Group SIBS, and Steele loans, which remained outstanding as of March 31, 2025. As a result of these conversions, the Company recognized a net gain from the extinguishment of debt totaling $6.4 million for the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Company recorded total other income of $2.3 million, primarily driven by a $6.4 million net gain from extinguishment of debt and a $1.4 million gain on the settlement of a forward purchase agreement. These gains were partially offset by several non-cash fair value adjustments, including a $827 thousand loss from the change in fair value of derivative liabilities, and $8.8 million of transaction costs expensed. The Company also recognized a $223 thousand gain from the change in fair value of warrant liabilities and incurred $723 thousand of interest expense.

For the three months ended March 31, 2024, the Company reported a net loss of $18.4 million. The loss was primarily driven by a non-cash increase in warrant liability of $13.0 million and derivative liabilities of $542 thousand, as well as higher interest expenses of $2.9 million, reflecting the impact of increased outstanding debt and fair value adjustments related to warrants and derivative instruments during the period.

	For the Three Months Ended March 31,
	2025 (As Restated)	2024
Revenue	$346,050	$—
Cost of Goods Sold	244,229	—
Gross profit	101,821	—
Operating expenses:
General and administrative expenses	14,661,108	1,110,229
Research and development expenses	1,018,352	875,342
Depreciation and amortization	8,215	8,119
Total operating expenses	15,687,675	1,993,690
Loss from operations	(15,585,854)	(1,993,690)
Other income (expense):
Change in fair value of derivative liabilities	(827,445)	(541,639)
Change in fair value of warrant liabilities	223,162	(13,043,192)
Transaction costs expensed	(8,763,915)	—
Change in fair value of earnout liability	(30,000)	—
Gain on settlement of forward purchase agreement	1,406,669	—
Other income	—	14,019
Interest expense	(723,467)	(2,872,951)
Gains from extinguishment of debt	6,395,610	—
Total other income (expense):	2,319,386	(16,443,763)
Loss before income taxes	$(17,905,240)	$(18,437,453)
Provision for income taxes	—	—
Net loss	$(17,905,240)	$(18,437,453)

General and Administrative Expense

For the three months ended March 31, 2025 and 2024, general and administrative expenses were $14.7 million and $1.1 million, respectively, representing a year-over-year increase of 1,223%. This significant increase was primarily driven by the non-redemption compensation expenses occurred upon the closing of the Business Combination, higher professional service fees related to the Business Combination and stock-based compensation issued to service providers who supported the completion of the Business Combination.

Per the Business Combination Agreement, the Company issued an additional 4,718,876 non-redemption shares to the legacy Mars shareholders in exchange for their agreement to retain their shares following the closing, of which 404,076 shares were issued on

January 6, 2025 and the remaining 4,454,800 shares were issued on April 2, 2025. The fair value of these shares, totaling $10.7 million at the issuance date, was recognized as compensation expense and recorded as “Non-redemption compensation expense” within general and administrative expenses for the three months ended March 31, 2025. The Company also recognized $0.5 million of stock-based compensation for shares issued to three vendors who provided services related to the Business Combination and incurred $1.6 million of legal expenses in connection with the transaction during the period.

Research and Development Expense

For the three months ended March 31, 2025 and 2024, research and development expenses were $1.0 million and $0.9 million, respectively, a 16% increase during the period.

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

Interest Expense

For the three months ended March 31, 2025 and 2024, interest expense was $0.7 million and $2.9 million, respectively, representing a decrease of 75% year over year. Interest expense includes accrued interest and any penalties, including default interest, on outstanding promissory notes. The decrease in interest expense is primarily attributable to the settlement of a majority of the Company’s debt obligations through conversion into common stock upon the completion of the Business Combination. As a result, only a limited number of debt instruments remained outstanding on the Company’s balance sheet as of March 31, 2025.

Other Income (Expense)

For the three months ended March 31, 2025, the Company recorded other income of $2.3 million, compared to other expenses of $16.4 million for the three months ended March 31, 2024. The improvement was primarily driven by a $6.4 million gain from the extinguishment of debt and a $1.4 million gain from the settlement of a forward purchase agreement. These gains were partially offset by several non-cash fair value adjustments, including an $827 thousand loss from the change in fair value of derivative liabilities, and $8.8 million of transaction costs expensed. The Company also recognized a $223 thousand gain from the change in fair value of warrant liabilities and incurred $723 thousand of interest expense during the period.

As of January 2, 2025, nearly all lenders agreed to convert their outstanding principal and accrued interest balances into the Company’s common stock, except for the Aegus Corporation, Azure SJBT, LAM LHA, Polar loan, Seaport Group SIBS, and Steele loans, which remained outstanding as of March 31, 2025. As a result of the conversions, the Company recognized a net gain from the extinguishment of debt totaling $12.6 million for the three months ended March 31, 2025. Upon completion of the Business Combination, the Company recorded additional other expenses totaling $8.8 million, primarily related to de-SPAC transaction costs and the settlement of the forward purchase agreement.

In connection with the closing of the Business Combination, all outstanding warrants and options were exercised and converted into shares of the Company’s common stock, except for the options related to Seaport’s second bridge loan, which were exercised on January 7, 2025. The warrants and options were fair valued immediately prior to conversion, and the resulting fair value changes were recorded accordingly. For the three months ended March 31, 2025, the Company recognized a net expense of $827 thousand related to the change in fair value of derivative liabilities and a net gain of $223 thousand related to the change in fair value of warrant liabilities.

Trend Information

Other than as disclosed elsewhere in this Quarterly Report on Form 10-Q/A, we are not aware of any trends, uncertainties, demands, commitments or events that are reasonably likely to have a material effect on our revenues, net loss, profitability, liquidity or capital resources, or that would cause reported financial information not necessarily to be indicative of future operating results or financial condition.

Liquidity and Capital Resources

To date, we have financed our operations primarily through the issuance of debt. Since our inception, we have incurred significant operating losses and negative cash flows. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $202,383,250 and $184,478,010, respectively. The Company’s liabilities ae significantly greater than its assets.

We did not receive sufficient proceeds from the Business Combination to fund our operating expenses for at least 12 months after the date of our condensed consolidated financial statements included in this filing. As a result, management has determined that there is substantial doubt about our ability to continue as a going concern.

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

The Company’s operating losses raise substantial doubt about our ability to continue as a going concern for one year from the date the condensed consolidated financial statements are issued or available to be issued. As of March 31, 2025 and December 31, 2024, our cash balance was $771,171 and $22,317, respectively. As a result, our independent registered public accounting firm included an explanatory paragraph in its report on our condensed consolidated financial statements for the year ended December 31, 2024 with respect to this uncertainty.

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

Following the completion of restructuring the Company’s condensed consolidated balance sheet, recapitalizing outstanding indebtedness and converting it into equity as described above, our liquidity needs will depend on both the performance of our business and our ability to obtain additional financing. If we do not generate sufficient proceeds from operations or financing activities to execute our business plan or if our business underperforms relative to expectations, we may need to seek additional funding or implement other measures to enhance our liquidity position. See “Risk Factors — We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on May 14, 2025.

Cash Flow

The following table provides information regarding our cash flows for the periods presented:

	Three Months Ended March 31,
	2025	2024
Operating activities	$(2,151,597)	$(1,351,636)
Investing activities	(6,944)	—
Financing activities	2,907,395	1,023,370
Net increase (decrease) in cash during period	$748,854	$(328,266)

For the three months ended March 31, 2025, net cash used in operating activities was $2.2 million, primarily driven by a net loss of $17.9 million and several significant non-cash adjustments. Key non-cash items included $8 thousand of depreciation and amortization, $470 thousand of share-based compensation expense, and $10.7 million related to the fair value of non-redemption shares issued. Additional adjustments included an $827 thousand increase in the fair value of derivative liabilities, a $716 thousand payment of advisory and insurance expenses, $8.8 million of transaction costs expensed, a $130 thousand reverse recapitalization charge, $39 thousand of amortized debt issuance costs, and $6.2 million loss on conversion of certain Seaport loans. These impacts were partially offset by a $12.6 million gain on extinguishment of debt and a $223 thousand gain from the change in fair value of warrant liabilities. Working capital changes also affected operating cash flows, including a $29 thousand increase in the R&D tax credit receivable, a $1.6 million decrease in prepaid and other current assets, increases in accounts receivable of $287 thousand and inventory of $112 thousand, and increases in accounts payable of $1.9 million, accrued liabilities of $46 thousand, and accrued compensation of $12 thousand. Additional impacts included increases in interest payable and related-party interest payable totaling $684 thousand, a $30 thousand increase in earnout liabilities, a $406 thousand decrease in accrued federal tax liabilities, a $346 thousand decrease in deferred revenue, and an $83 thousand decrease in related-party payables.For the three months ended March 31, 2024, net cash used in operating activities was $1.4 million, driven by a net loss of $18.4 million, partially offset by non-cash adjustments including $8 thousand of depreciation and amortization, a $542 thousand increase in derivative liabilities, and a $13.0 million increase in warrant liabilities. Working capital changes included decreases in R&D tax credit receivable of $27 thousand and increases in accounts payable, accrued liabilities, and accrued compensation totaling $294 thousand, as well as increases in interest payable and related-party interest payable totaling $2.9 million. These items were partially offset by increases in prepaid and other current assets of $59 thousand and inventory of $150 thousand, and a decrease in deferred revenue of $66 thousand.

For the three months ended March 31, 2025, cash used in investing activities was $7 thousand, consisting of purchases of property, plant and equipment of $7 thousand.

For the three months ended March 31, 2024, no cash was used in investing activities.

For the three months ended March 31, 2025, cash used provided by financing activities was $2.9 million, consisting of proceeds from loans of $3.0 milliom, proceeds from stock options and warrant exercised of $30 thousand, offset by repayment of a loan of $123 thousand.

For the three months ended March 31, 2024, cash provided by financing activities was $1.0 million, consisting of proceeds from loans of $1.0 million, that was partially offset by an adjustment to shareholder receivables of $1 thousand.

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

On March 31, 2025, the Company entered into an amendment to the Seaport bridge loan agreements. Under the terms of the amendment, Seaport agreed to convert the cumulative principal and accrued interest from the first and second bridge loans, purchase order loans, and OPG loans into 5,350,000 shares of the Company’s common stock. 5,350,000 shares of common stock were subsequently issued to Seaport on April 17, 2025. As of March 31, 2025,5,350,000 common shares are included in equity as shares to be issued at a fair value of $10,860,500. A loss on extinguishment of debt was recorded in the amount of $6,196,441. 5,350,000 shares of common stock were subsequently issued to Seaport on April 17, 2025. In addition, in the same amendment, the Company granted Seaport a warrant to purchase 3,000,000 shares of common stock at an exercise price of $0.01 per share. Seaport exercised the warrant on March 31, 2025 by paying $30,000 in cash, and 3,000,000 shares of common stock were subsequently issued to Seaport on April 2, 2025. As of March 31, 2025, the Company recognized the fair value of the exercised warrants under “Accrued issuable equity” on the condensed consolidated balance sheet, reflecting the obligation to issue the related shares.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Dolan Falconer, President and Chief Executive Officer (Principal Executive Officer) and James C. White (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. As previously disclosed, our disclosure controls and procedures were not effective due to the following material weaknesses identified: (1) a material weakness in our internal controls over financial reporting related to valuation of matters associated with accounting for warrants, derivatives and unit-based compensation awards, particularly our process for developing the estimates, our application of the appropriate methodologies utilized, and our evaluation of the completeness and accuracy of the underlying data utilized in deriving the estimates; (2) material weaknesses in the complete identification and accounting interpretation of the complex terms in various contractual arrangements entered into, including those related to debt and equity arrangements, revenue arrangements with our customer, consulting and vendor arrangements for services provided and legal judgments; (3) material weaknesses around the lack of appropriate approvals around related party transactions; (4) material weaknesses related to the financial reporting close process, including the preparation and review of technical accounting interpretations and the recording of such balances, account reconciliations including inventory, preparation of tax provision, and journal entries, and; 5) a material weakness related to the IT environment including controls over cybersecurity, logical, network, and physical security, data backup and recovery, change management and vendor management, including review of SOC1 Type 2 reports and the consideration of the reports’ recommended end-user control considerations.

In addition, the restatement of our condensed consolidated financial statements for the three months ended March 31, 2025 identified a further material weakness related to ineffective controls over the identification, recording, classification, and presentation of various transactions, including share-based arrangements with non-redemption shareholders, pledged shares, shares to be issued for loan conversions, de-SPAC transaction cost classifications, duplicate expense recognition, tax penalty and interest accruals, revenue and cost of goods sold adjustments, balance sheet presentation of pledged shares, and the classification of prepaid inventory and accrued advisory fees. These errors demonstrated deficiencies in our period-end financial reporting controls and review procedures.

As of the end of the reporting period, these material weaknesses had not been remediated. Accordingly, management concluded that our internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than as described above.

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

If we fail to regain compliance with the MVLS Requirement, or for any other reason, Nasdaq delists our common stock from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

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

Item 6. – Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

Date: November 26, 2025	ScanTech AI Systems Inc.

	By:	/s/ Dolan Falconer
	Name:	Dolan Falconer
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James White
	Name:	James White
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)