Form 10-Q/A
period 2025-06-30
ScanTech AI Systems Inc.
filed 2025-11-28
CIK 1994624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

ScanTech AI Systems Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-Q/A (this “Amendment No. 2” or “Form 10-Q/A”) to amend and restate its quarterly report on Form 10-Q for the quarter ended June 30, 2025 (the “Original Report”), as originally filed with the Securities and Exchange Commission (the “SEC”) on September 17, 2025, as amended by Amendment No.1 on Form 10-Q/A, as filed with the SEC on September 24, 2025 (the Amendment No.1”). The original Form 10-Q was not reviewed by the Company’s independent registered public accounting firm, as reported in Amendment No.1. The Company’s prior independent registered public accounting firm resigned, and the Company engaged Berkowitz Pollack Brandt Advisers + CPAs (“BPB”) as its new independent registered public accounting firm. BPB has now reviewed the Form 10-Q/A. This Form 10-Q/A also amends certain other items in the Original Report, as listed in “Items Amended in this Form 10-Q/A” below.

Restatement Background

The Company has restated its condensed consolidated financial statements for the three and six months ended June 30, 2025 to correct errors identified in across the condensed consolidated statement of operations, balance sheets, statement of stockholders’ deficit, and statement of cash flows. The restatement includes adjustments to revenue and cost of goods sold, which resulted in a corresponding change to gross margin; the recognition of additional general and administrative expenses, including the correction of previously unrecorded compensation expenses related to shares issued to non-redemption shareholders; conversion of debt into common shares; increases to research and development expenses; the reversal of legal expenses that had been over accrued; and other corrections to operating expenses.

The restatement also includes the elimination of the previously recorded change in fair value of the pledged security, which has been corrected through the proper presentation of shares pledged to a creditor. These pledged shares are now reflected on the condensed consolidated balance sheets and measured at fair value at the time they were pledged. In connection with this correction, the related interest payable liability, previously reduced by the value of the pledged shares, has been restored to its original gross amount.

In addition, the Company reversed transaction costs that should have been expensed in Q1 2025 as stock compensation issued to non-redemption shareholders, adjusted the previously recorded loss on extinguishment of debt, and corrected other items within total other expense. These adjustments, taken together, reduced the Company’s previously reported net loss for the period.

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

SCANTECH AI SYSTEMS INC.

FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2025

PART 1 – FINANCIAL INFORMATION	4

Item 1. – Financial Statements (unaudited)	4
Condensed Consolidated Balance Sheets as of June 30, 2025 (unaudited and as restated) and December 31, 2024	4
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025 and 2024 (unaudited and as restated)	5
Condensed Consolidated Statements of Shareholders’ Deficit for the three and six months ended June 30, 2025 (unaudited and as restated) and 2024 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the six months ended June 30 2025 and 2024 (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited and as restated)	8
Item 2. – Management’s Discussion and Analysis of Financial Condition And Results of Operations	45
Item 3. – Quantitative and Qualitative Disclosures about Market Risk	53
Item 4. – Controls and Procedures	53

PART II – OTHER INFORMATION	55

Item 1. – Legal Proceedings	55
Item 1A. – Risk Factors	55
Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3. – Defaults Upon Senior Securities	58
Item 4. – Mine Safety Disclosures	58
Item 5. – Other Information	58
Item 6. – Exhibits	59

SIGNATURES	61

PART 1 - FINANCIAL INFORMATION

Item 1. – Financial Statements (unaudited)

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited and As Restated)
ASSETS
Current assets:
Cash	$41,123	$22,317
Prepaid expenses	423,339	103,178
Prepaid inventory	90,857	61,213
Research and development tax credit receivable	99,755	164,761
Accounts receivable	—	287,448
Inventories	1,821,763	1,426,140
Security pledged to creditors - common stock	2,065,422	—
Total current assets	4,542,259	2,065,057
Property and equipment, net	50,214	51,387
Other long-term assets	36,333	36,333
Total assets	$4,628,806	$2,152,777
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$4,661,098	$4,733,031
Accrued advisory fees	7,625,000	7,625,000
Accrued expenses and other current liabilities	290,271	1,817,304
Accrued compensation	1,048,403	1,692,327
Accrued federal tax liability, penalties and interest	5,936,772	6,232,925
Interest payable	385,870	17,762,972
Interest payable to related parties	642,860	39,711,139
Dividend payable	—	427,766
Deferred revenue	755,405	1,621,707
Derivative liabilities	—	8,327,602
Warrant liabilities	—	16,241,092
Related parties payable	455,095	1,547,082
Short-term debt, net	5,570,250	27,648,051
Short-term debt from related parties, net	—	22,346,055
Total current liabilities	27,371,024	157,734,053
Long-term debt, net	3,000,000	—
Long-term debt from related parties, net	14,701,451	—
Earn-out liability	13,000	—
Total liabilities	45,085,475	157,734,053
Commitments and contingencies (Note 13)
Series A units subject to possible redemption, 9,965,000 units at a redemption value of $2.90 per unit as of December 31, 2024; none as of June 30, 2025	—	28,895,316
Shareholders’ deficit
Series A units (prior to reverse recapitalization, 245,300 units authorized, issued and outstanding as of December 31, 2024; after reverse recapitalization, no units issued and outstanding as of December 31, 2024 and June 30, 2025)	—	—
Series B units (prior to reverse recapitalization, 315,539,527 units authorized, 9,906,827 issued and outstanding as of December 31, 2024; after reverse recapitalization, no units issued and outstanding as of December 31, 2024 and June 30, 2025)	—	—
Series C units (prior to reverse recapitalization, 1,748,264 units authorized, 1,584,327 issued and outstanding as of December 31, 2024; after reverse recapitalization, no units issued and outstanding as of December 31, 2024 and June 30, 2025)	—	—
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 48,262,310 shares issued and outstanding as of June 30, 2025; 14,184,397 as of December 31, 2024	4,826	1,418
Additional paid-in capital	168,611,934	—
Shares to be issued (250,000 shares of common stock as of June 30, 2025; none as of December 31, 2024)	250,000	—
Accumulated deficit	(209,323,429)	(184,478,010)
Total shareholders’ deficit	(40,456,669)	(184,476,592)
Total liabilities and shareholders’ deficit	$4,628,806	$2,152,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(As Restated)		(As Restated)
Revenue	$883,974	$522,166	$1,230,024	$522,166
Cost of goods sold	757,415	448,095	1,001,644	448,095
Gross margin	126,559	74,071	228,380	74,071
Operating expenses:
General and administrative expenses	2,697,820	1,374,786	17,358,928	2,485,015
Research and development expenses	1,309,956	914,619	2,328,308	1,789,961
Depreciation and amortization	8,898	8,120	17,113	16,239
Total operating expenses	4,016,674	2,297,525	19,704,349	4,291,215
Loss from operations	(3,890,115)	(2,223,454)	(19,475,969)	(4,217,144)
Other income (expense):
Change in fair value of derivative liabilities	—	(33,754)	(827,445)	(575,393)
Change in fair value of warrant liabilities	—	(435,469)	223,162	(13,478,661)
Change in fair value of earnout liability	17,000	—	(13,000)	—
Transaction costs expensed	—	—	(8,763,915)	—
Gain on settlement of forward purchase agreement	—	—	1,406,669	—
Other expense	—	(30,195)	—	(16,176)
Interest expense	(612,886)	(2,984,232)	(1,336,353)	(5,857,183)
Gain (loss) on extinguishment of debt	(2,454,178)	—	3,941,432	—
Total other expense	(3,050,064)	(3,483,650)	(5,369,450)	(19,927,413)
Loss before income taxes	(6,940,179)	(5,707,104)	$(24,845,419)	$(24,144,557)
Provision for income taxes	—	—	—	—
Net loss	$(6,940,179)	$(5,707,104)	$(24,845,419)	$(24,144,557)
Net loss per share:
Basic and diluted	$(0.16)	$(0.44)	$(0.74)	$(1.78)
Weighted average number of shares/units:
Basic and diluted	44,140,202	14,184,397	33,756,838	14,184,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Preferred
	Nonvoting Units				Series C Profit
	Non				Interest		Common Stock		Additional	Shares to be
	redeemable		Series B Unit		Nonvoting		Number of		Paid-in	Issued	Accumulated	Shareholders’
Six Months Ended June 30, 2025	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Amount	Deficit	Deficit
Balance, December 31, 2024	245,300	$—	9,906,827	$—	1,584,327	$—	—	$—	$—	$—	$(184,476,592)	$(184,476,592)
Retroactive application of recapitalization	(245,300)	—	(9,906,827)	—	(1,584,327)	—	14,184,397	1,418	—	—	(1,418)	—
Adjusted Balances, beginning of period	—	—	—	—	—	—	14,184,397	1,418	—		(184,478,010)	(184,476,592)
Conversion of debt to common shares	—	—	—	—	—	—	10,682,329	1,068	21,461,198	(10,860,500)	—	10,601,766
Issuance of common shares for the settlement of accounts payable	—	—	—	—	—	—	6,499,868	650	8,272,180		—	8,272,830
Settlement of derivative liabilities into common shares	—	—	—	—	—	—	2,593,000	259	5,906,181		—	5,906,440
Issuance of common shares in connection with non-redemption agreements	—	—	—	—	—	—	4,858,876	486	10,834,808	(9,823,824)	—	1,011,470
Share-based compensation	—	—	—	—	—	—	275,000	28	517,928		—	517,956
Common shares issued in exchange for cash	—	—	—	—	—	—	303,951	30	999,970		—	1,000,000
Shares issued upon warrant exercise					—	—	3,000,000	300	6,089,700			6,090,000
Security pledged to creditors - common stock	—	—	—	—	—	—	1,316,616	132	2,065,290		—	2,065,422
Reverse recapitalization transactions, net	—	—	—	—	—	—	4,548,273	455	112,464,679		—	112,465,134
Common shares to be issued-4,454,800 shares	—	—	—	—	—	—				9,823,824		9,823,824
Common shares to be issued-5,350,000 shares	—	—	—	—	—	—				10,860,500		10,860,500
Common shares to be issued-250,000 shares	—	—	—	—	—	—				250,000		250,000
Net loss	—	—	—	—	—	—	—	—	—		(24,845,419)	(24,845,419)
Balance, June 30, 2025	—	$—	—	$—	—	$—	48,262,310	$4,826	$168,611,934	$250,000	$(209,323,429)	$(40,456,669)

	Series A Preferred
	Nonvoting Units
	Non								Additional
	redeemable		Series B Units		Series C Units		Common Shares		Paid-In	Accumulated	Shareholders’
Six Months Ended June 30, 2024	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	245,300	$—	9,906,827	$—	1,584,327	$—	—	$—	$—	$(159,184,883)	$(159,184,883)
Retroactive application of recapitalization	(245,300)	—	(9,906,827)	—	(1,584,327)	—	14,184,397	1,418	—	(1,418)	—
Adjusted Balances, beginning of period	—	—	—	—	—	—	14,184,397	1,418	—	(159,186,301)	(159,184,883)
Adjustment to shareholder receivables	—	—	—	—	—	—	—	—	(1,488)	—	(1,488)
Unit-based compensation	—	—	—	—	—	—	—	—	38,486	—	38,486
Preferred A Unit dividend	—	—	—	—	—	—	—	—	(36,998)	(1,064,531)	(1,101,529)
Net loss	—	—	—	—	—	—	—	—	—	(24,144,557)	(24,144,557)
Balance as of June 30, 2024	—	—	—	—	—	—	14,184,397	$1,418	$—	$(184,395,389)	$(184,393,971)

	Series A Preferred
	Nonvoting Units				Series C Profit
	Non				Interest		Common Stock		Additional	Shares to be
	redeemable		Series B Unit		Nonvoting		Number of		Paid-in	Issued	Accumulated	Shareholders’
Three Months Ended June 30, 2025	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Amount	Deficit	Deficit
Balance, March 31, 2025	—	$—	—	$—	—	$—	25,609,510	$2,561	$131,227,058	$20,684,324	$(202,383,250)	$(50,469,307)
Conversion of debt to common shares	—	—	—	—	—	—	8,750,000	875	14,655,078	(10,860,500)	—	3,795,453
Issuance of common shares for the settlement of accounts payable	—	—	—	—	—	—	5,398,000	540	5,704,940		—	5,705,480
Issuance of common shares in connection with non-redemption agreements	—	—	—	—	—	—	4,454,800	445	9,933,563	(9,823,824)	—	110,184
Share-based compensation	—	—	—	—	—	—	50,000	5	47,695		—	47,700
Shares issued upon warrant exercise	—	—	—	—	—	—	3,000,000	300	6,089,700		—	6,090,000
Security pledged to creditors - common stock	—	—	—	—	—	—	1,000,000	100	953,900		—	954,000
Common shares to be issued-250,000 shares	—	—	—	—	—	—				250,000		250,000
Net loss	—	—	—	—	—	—	—	—	—		(6,940,179)	(6,940,179)
Balance, June 30, 2025	—	$—	—	$—	—	$—	48,262,310	$4,826	$168,611,934	$250,000	$(209,323,429)	$(40,456,669)

	Series A Preferred
	Nonvoting Units
	Non								Additional
	redeemable		Series B Units		Series C Units		Common Shares		Paid-In	Accumulated	Shareholders’
Three Months Ended June 30, 2024	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2024	245,300	$—	9,906,827	$—	1,584,327	$—	—	$—	$—	$(178,168,325)	$(178,168,325)
Retroactive application of recapitalization	(245,300)	—	(9,906,827)	—	(1,584,327)	—	14,184,397	1,418	—	(1,418)	—
Adjusted Balances, beginning of period	—	—	—	—	—	—	—	1,418	—	(178,169,743)	(178,168,325)
Adjustment to shareholder receivables	—	—	—	—	—	—	—	—	(858)	—	(858)
Unit-based compensation	—	—	—	—	—	—	—	—	38,486	—	38,486
Preferred A Unit dividend	—	—	—	—	—	—	—	—	(37,628)	(518,542)	(556,170)
Net loss	—	—	—	—	—	—	—	—	—	(5,707,104)	(5,707,104)
Balance as of June 30, 2024	—	—	—	—	—	—	14,184,397	$1,418	$—	$(184,395,389)	$(184,393,971)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Month Ended June 30,
	2025	2024
	(As Restated)
OPERATING ACTIVITIES
Net loss	$(24,845,419)	$(24,144,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,113	16,239
Share-based compensation expense	517,955	38,486
Fair value of shares issued as non-redemption compensation	10,835,293	—
Gain on extinguishment of debt, net	(4,086,709)	—
Amortization of debt issuance cost	54,209	—
Change in fair value of derivative liabilities	827,445	575,393
Change in fair value of warrant liabilities	(223,162)	13,478,661
Transaction costs expensed	8,763,915	—
Interest expenses paid in shares	155,475	—
Payment of advisory and insurance expenses	715,000
Reverse recapitalization transaction	129,676	—
Change in operating assets and liabilities:
Research and development tax credit receivable	65,006	53,764
Prepaid and other current assets	(412,083)	93,307
Accounts receivable	287,448
Inventory	(395,623)	(149,452)
Accounts payable	3,417,202	218,306
Accrued liabilities	108,187	37,931
Accrued compensation	388,265	122,289
Accrued federal tax liability, penalties and interest	(296,153)	586,324
Interest payable	367,383	2,394,730
Interest payable to related parties	886,488	3,447,452
Deferred revenue	(866,302)	(90,941)
Related parties payable	(33,260)	301,674
Earnout liabilities	13,000	—
Net cash used in operating activities	(3,609,649)	(3,020,394)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,940)	—
Net cash used in investing activities	(15,940)	—
FINANCING ACTIVITIES
Proceeds from loans	3,487,000	2,801,000
Proceeds from stock options and warrants exercised	30,010	—
Proceeds from issuance of common stock	250,000	—
Repayment of loans	(122,615)	—
Adjustment to shareholder receivables	—	(1,488)
Net cash provided by financing activities	3,644,395	2,799,512
Net increase (decrease) in cash during period	18,806	(220,882)
Cash, beginning of period	22,317	333,084
Cash, end of period	$41,123	$112,202
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Conversion of debt, warrants and derivatives to equity, other	$34,921,993	$—
Conversion of debt, warrants and derivatives to equity, troubled debt restructuring	$54,499,066	$—
Conversion of Seaport warrant to equity	$18,447,186	$—
Conversion of accounts payable to equity	$8,272,832	$—
Security pledged to creditors	$2,065,422	$—

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

On September 5, 2023, Mars Acquisition Corp. (“Mars”) entered into a Business Combination Agreement (as amended on December 19, 2023, April 2, 2024, April 17, 2024, and September 30, 2024, “Business Combination Agreement”or “BCA”) with ScanTech AI Systems Inc., a Delaware corporation and a wholly owned subsidiary of Mars, Mars Merger Sub I Corp., a Cayman Islands exempted company and a wholly owned subsidiary of the Company (“Purchaser Merger Sub”), Mars Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company (“Company Merger Sub”), the Legacy Company, and Dolan Falconer in the capacity as the representative (the “Seller Representative”).

The Company, Purchaser Merger Sub and Company Merger Sub are newly formed entities that were formed for the sole purpose of entering into and consummating the transactions set forth in the Business Combination Agreement. The Company was a wholly-owned direct subsidiary of Mars and both Purchaser Merger Sub and Company Merger Sub are wholly-owned direct subsidiaries of the Company. Pursuant to the Business Combination Agreement, on January 2, 2025 (the “Effective Time”), each of the following transactions occurred in the following order: (a) Purchaser Merger Sub merged with and into Mars, with Mars continuing as the surviving entity (“Purchaser Merger”), and, in connection therewith, each ordinary share of Mars issued and outstanding immediately prior to the Effective Time were cancelled in exchange for the right of the holder thereof to receive, with respect to each ordinary share that is not redeemed or converted at closing, one share of common stock of the Company; (b) Company Merger Sub merged with and into ScanTech, with ScanTech continuing as the surviving entity (“Company Merger”, and together with the Purchaser Merger, the “Mergers”), and, in connection therewith, (i) ScanTech Units issued and outstanding immediately prior to the Effective Time were cancelled in exchange for the right of the holders thereof to receive shares of common stock as set forth in the Business Combination Agreement and (ii) any convertible securities of ScanTech were terminated; and (c) as a result of the Mergers, Mars and ScanTech each became wholly owned subsidiaries of the Company, and the Company became a publicly traded company, all upon the terms and subject to the conditions set forth in the Business Combination Agreement and in accordance with the provisions of applicable law.

Going Concern Consideration

As of June 30, 2025, the Company had $41,123 in cash, a significant working capital deficit of $22,828,765 and accumulated deficit of $209,323,429. For the six months ending June 30, 2025, net cash used in operating activities was $3,609,649. The Company’s business plan is dependent on several factors, including securing customer agreements, achieving the Transportation Safety Administration’s APSS 6.2 certification, and raising capital to fund operations, each of which may not occur. The Company is expected to continue to incur losses, and its ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support the Company’s cost structure. The Company may never achieve profitability and, unless and until it does, the Company will need to continue to raise additional capital.

We currently have limited cash resources and significantly greater current liabilities than current assets. The majority of our funding has been advances from Seaport Group SIBS LLC (“Seaport”). Should Seaport cease to make such advances prior to us obtaining other sources of financing sufficient to pay our expenses and current liabilities, we would be unable to continue in business.

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

The unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the Company’s financial position, and its results of operations and cash flows for the reported periods, in accordance with US GAAP. The unaudited condensed consolidated financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements, as allowed by the relevant U.S. Securities and Exchange Commission rules and regulations; however, the Company believes its disclosures are adequate to ensure the information presented is not misleading.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU No. 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024. (See Note 17 - Segment and Geographic Information for further detail.)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes, which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid, and modifies other income tax-related disclosure requirements. The updated standard is effective for us beginning with our fiscal year 2025 annual reporting period. The Company does not anticipate the adoption of this standard to have a material impact on the financial statements for the year ending December 31, 2025.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each statement of operations expense caption, as applicable. The updated standard is effective for our annual periods beginning in fiscal year 2026 and interim periods beginning in the first quarter of fiscal year 2027. The Company is still evaluating the impact.

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

We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. The assets of the Company with indicators of impairment are evaluated for recoverability by comparing its undiscounted future cash flow with its carrying value. If the carrying value is greater than the undiscounted future cash flows, we then measure the asset’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value. There were no impairment charges for the three and six months ended June 30, 2025 and 2024, respectively.

Inventory

Inventory is valued at the lower of cost or net realizable value. Costs include materials and direct labor on a first-in-first-out basis. We review inventory quantities on hand and record provisions for estimated excess, slow moving, and obsolete inventory. The evaluation of the carrying value of our inventories takes into consideration such factors as historical and anticipated future sales compared to quantities on hand and the prices we expect to obtain for products. We adjust excess and obsolete inventories to net realizable value, and write-downs of excess and obsolete inventories are recorded as a component of cost of goods sold. See Note 8 – Inventories, for further details.

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

Revenue Recognition

Overview

The Company’s sales revenue includes revenues related to deliveries of new CT Sentinel scanning systems, and specific other products and services that meet the definition of a performance obligation under ASC 606, Revenue from Contracts with Customers, including applicable operating system updates and bins. We recognize revenue from CT Sentinel scanning systems upon customer acceptance. Customer acceptance occurs at the earlier of when the customer provides notice or within 30 days of customer receipt of goods. We recognize revenue on bins once goods are delivered. Revenue attributable to applicable operating system updates, if material, are recognized on a straight-line basis over the expected ownership life of the CT Sentinel scanning systems, as we have a stand-ready obligation to deliver such services to the customer. All our revenue for the three and six month ended June 30, 2025 and 2024 was recognized at point-in-time upon customer acceptance.

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

The Company currently has one distributor customer to whom it sells its baggage scanning systems. We act as principal in this transaction as we are primarily responsible for fulfilling the contract and have inventory risk, and thus record the gross amount earned within total revenue. Baggage scanning systems including fixed gantry detectors, image-processing units and conveyance systems are sold as a combined baggage scanning system. Training services designed to enable distributor customers to service baggage scanning systems they sell to end users of such systems are deemed to be immaterial in the context of the contract.

Restocking fees

Restocking fees for goods expected to be returned are included in the estimate of the transaction price at contract inception and recorded as revenue when control of the good are transferred. Restocking costs are recorded as a reduction of the amount of return assets when control of the goods are transferred to the customer. There were no goods expected to be returned at contract inception. No restocking fees were incurred for the three and six months ended June 30, 2025 and 2024, respectively.

Disaggregation of Revenue

The Company has one reportable operating segment. Currently the Company has only one revenue contract, all of which relates to a customer located in North America.

Contract Balances

Contract liabilities are included within the deferred revenue in the condensed consolidated balance sheets. The Company does not have any material contract assets.

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

The Company recognized revenue of $883,974 and $1,230,024 for the three and six months ended June 30, 2025, respectively, and $522,166 for the three and six months ended June 30, 2024.

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

The 2025 Equity Incentive Plan provides for noncash equity-based compensation through grants of common stock. Share-based compensation is based on the fair value of the common stock on the grant date, as determined by the daily price movement of the Nasdaq stock market. Compensation expense is recognized over the period from the grant date through the expected vest date.

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

Debt Issuance Costs

Debt issuance costs are incremental costs directly attributable to the issuance of a debt instrument, such as legal fees, underwriting fees, registration costs, and other professional services. Under ASC 835 - 30, Interest, these costs are not expensed immediately; instead, they are capitalized and presented as a direct deduction from the carrying amount of the related debt liability on the condensed consolidated balance sheets (except for revolving credit arrangements, where they are recorded as an asset). The capitalized costs are then amortized over the term of the debt using the effective interest method, and the amortization is recorded as interest expense in the condensed consolidated statement of operations.

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

Restatements

The Company has restated its condensed consolidated financial statements for the three and six months ended June 30, 2025 to correct errors identified in the condensed consolidated statement of operations, balance sheets, statement of stockholders’ deficit, and statement of cash flows. The restatement includes adjustments to revenue and cost of goods sold, which resulted in a corresponding change to gross margin; the recognition of additional general and administrative expenses, including the correction of previously unrecorded compensation expenses related to shares issued to non-redemption shareholders; conversion of debt into common shares; increases to research and development expenses; the reversal of legal expenses that had been over accrued; and other corrections to operating expenses.

The restatement also includes the elimination of the previously recorded change in fair value of the pledged security, which has been corrected through the proper presentation of shares pledged to a creditor. These pledged shares are now reflected on the condensed consolidated balance sheets and measured at fair value at the time they were pledged. In connection with this correction, the related interest payable liability, previously reduced by the value of the pledged shares, has been restored to its original gross amount.

In addition, the Company reversed transaction costs that should have been expensed in Q1 2025 as stock compensation issued to non-redemption shareholders, adjusted the previously recorded loss on extinguishment of debt, and corrected other items within total other expense. These adjustments, taken together, reduced the Company’s previously reported net loss for the period. (See Note 4 - Restatement of Previously Issued Condensed Consolidated Financial Statements for further detail.)

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

On January 2, 2025 (“Closing”), the Company consummated its Business Combination pursuant to the terms of the Business Combination Agreement. The Business Combination was structured as follows:

●At the Closing, each ordinary share of Mars that was not redeemed or converted at Closing was converted into one share of common stock. Each issued and outstanding unit of Mars (“Unit”) was automatically separated into (i) one ordinary share and (ii) one right (“Right”) to receive two-tenths of one share of Ordinary Share. 2,026,806 shares of common stock were issued to public shareholders of Mars (reflecting the conversion of Rights and the redemption of Ordinary Shares at the Closing), 2,245,467 shares of common stock were issued to Mars’ officers and directors, Mars Capital Holdings Corporation, a British Virgin Islands business company (the “Sponsor”) and each transferee of founder shares, and 276,000 shares of common stock were issued to Maxim Group LLC (“Maxim”), as the representative of the underwriters in the initial public offering of Mars.
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

Forward Purchase Agreement with RiverNorth (“RiverNorth FPA”)

Pursuant to the forward purchase agreement by and among ScanTech, the Company and RiverNorth, entered into prior to the Business Combination Agreement, RiverNorth purchased 400,000 Ordinary Shares from the open market, and these shares were not redeemed at Closing and were subsequently converted into shares of common stock upon Closing. When the funds held in the trust account were disbursed, RiverNorth was reimbursed approximately $4.50 million from the funds.

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

Until the date that gross proceeds from the sale of the shares by RiverNorth were remitted to ScanTech AI, ScanTech AI recognizes the shares held by RiverNorth as a liability at fair value, with subsequent changes in fair value recognized in ScanTech AI’s condensed consolidated statements of operations each reporting period until the date of the remittal. Upon receipt of consideration related to the sale of Ordinary Shares sold by RiverNorth, ScanTech AI recorded the receipt of funds as an increase to cash and a decrease to the liability associated with the shares to be sold by RiverNorth to zero.

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

Management determined that the restructuring constituted a troubled debt restructuring as defined by ASC 470-60, as the creditors granted concessions and the Company was experiencing financial difficulty. The transaction resulted in an aggregate gain on troubled debt restructuring of $83.7 million, of which $29.2 million of the gain was recognized in Gain on extinguishment of debt in the condensed consolidated statement of operations for the six months ended June 30, 2025, and $54.5 million of the gain was recognized as an adjustment to additional paid-in capital as these debts were held by a related party and tantamount to a capital transaction.

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

On December 31, 2024, Polar agreed to reduce its entitlement from 1,250,000 subscription shares under the Subscription Agreements dated April 4, 2024 and May 5, 2024 to 312,500 shares of common stock. On January 30, 2025, the Company issued a total of 1,500,000 shares of common stock to Polar, consisting of 312,500 shares issued pursuant to the non-redemption agreement and 1,187,500 shares issued in connection with the elimination of derivative liability associated with the April 2 and May 29, 2024 subscription agreements. The Company also issued 100,000 shares of common stock to Roth Capital Partners for their services as capital markets advisor, and 50,000 shares of common stock to Outside the Box Capital in connection with marketing and distribution services provided.

On February 10, 2025, ScanTech AI filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) to register (i) 1,149,230 shares of common stock to Seaport Group SIBS LLC pursuant to BCA Amendment No. 4 and in connection with the promissory bridge note dated March 27, 2024; (ii) 100,000 shares of common stock to Seaport pursuant to the supplemental agreement dated January 2, 2025. All of these shares were issued on February 18, 2025.

On February 18, 2025, ScanTech AI also issued (i) 200,000 shares of common stock to Steele Interests SIBS LLC in accordance with the supplemental agreement entered into as of January 31, 2025, (ii) 234,380 shares of common stock to Aegus Corp. (“Aegus”) pursuant to BCA Amendment No. 4; (iii) 70,000 shares of common stock to Aegus in accordance with the settlement agreement and mutual release dated October 14, 2024; (iv) 23,000 shares of common stock to Aegus in accordance with the letter agreement dated February 7, 2025; (v) 75,000 shares of common stock to MG Partners, LLC in accordance with the settlement agreement and mutual release dated October 14, 2024; (vi) 316,616 shares of common stock to St. James Bank & Trust Co. Ltd. in accordance with the NACS/ScanTech refinance and repayment summary of non-binding terms dated February 7, 2025; (vii) 200,000 shares of common stock to Bay Point Capital Partners LP (“Bay Point”) in accordance with the supplemental agreement dated January 2, 2025; and (viii) 100,000 shares of common stock to Catalytic Holdings I LLC in accordance with the supplemental agreement dated January 2, 2025.

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

On January 7, 2025, Seaport exercised the option related to the second bridge loan, executed on November 14, 2024, by paying an exercise price of $10 to receive 1,000,000 shares of the Company’s common stock. The 1,000,000 shares were issued on February 18, 2025.

On March 20, 2025, the Company entered into a settlement agreement with Silverback. Pursuant to the agreement, Silverback agreed to assume the Company’s outstanding liabilities totaling $8,230,977, and the Company agreed to issue its common stock, par value $0.0001 per share, to Silverback at a price of $1.50 per share. On March 27, 2025, Silverback completed the first tranche of the agreement by acquiring $1,378,303 of liabilities in exchange for 918,868 shares of common stock. In addition, the Company agreed to issue 150,000 shares of common stock as a legal fee and 33,000 shares as a settlement fee, resulting in Silverback receiving a total of 1,101,868 shares of common stock for the first tranche.

On March 31, 2025, Seaport Group SIBS LLC exercised 3,000,000 warrants by paying the Company $30,000 in cash pursuant to an amendment to the Seaport bridge loan agreements executed on the same date. The corresponding shares were issued on April 2, 2025. As of June 30, 2025, the Company recognized additional paid-in capital of $6,090,000 in connection with the warrant exercise.

On April 2, 2025, the Company issued an additional 4,454,800 shares of common stock to the legacy Mars shareholders that was not redeemed or sold between the Closing and the 90 days following the Closing pursuant to the Business Combination Agreement. The Company also issued 200,000 shares of common stock to Seaport Group SIBS LLC pursuant to BCA Amendment No. 4.

On March 31, 2025, ScanTech AI entered into an amendment to the Seaport Bridge Loans (the “Seaport Bridge Loan Amendment”), pursuant to which it agreed to issue 2,250,000 shares of common stock to Seaport in exchange for the termination of the Seaport Credit Facility originally entered into on December 31, 2024. The share issuance was made as a return of capital and to effect the termination of all related documents. In addition, ScanTech AI agreed to issue (i) 2,600,000 shares of common stock in connection with the termination of the debt agreement related to the Ontario Power Generation order, and (ii) 500,000 shares of common stock as compensation for the transaction. The shares issued under the Seaport Bridge Loan Amendment will not be registered until the Company files a registration statement for the resale of the securities. Seaport will be subject to a six-month lock-up period following the Closing of the business combination. A total of 5,350,000 shares of common stock were issued on April 17, 2025. The fair value of the shares was recorded in additional paid-in capital on the issuance date, and the related liability of $4,693,210 was derecognized from the condensed consolidated balance sheets, with the difference recognized as a $6,196,441 loss on debt extinguishment.

On May 16, 2025, the Company issued 1,050,000 shares of common stock to Maximcash Fund Partnership LLC, consisting of 1,000,000 shares as pledged security collateral for the $500,000 loan and 50,000 shares as consulting service fees.

On May 19, 2025, the Company issued 1,700,000 shares of common stock to TH Investor, LP to settle $2,326,241 of accrued expenses related to a profit-sharing interest associated with one of the Company’s earliest lenders. The Company also issued 1,500,000 shares of common stock to Polar Multi-Strategy Master Fund to pay off a $1,250,000 loan.

In connection with the settlement agreement with Silverback dated March 20, 2025, the Company subsequently issued 1,500,000 shares to SCC on May 7, 2025 for the second tranche to acquire $540,000 of accounts payable and $600,000 of loans; 1,600,000 shares on May 21, 2025 for the third tranche to acquire $742,033 of accounts payable and $42,966 of loans; and 2,298,000 shares on June 11, 2025 for the fourth tranche to acquire $554,300 of accounts payable and $250,000 of loans.

The following table summarizes the number of shares of common stock issued in connection with the Business Combination and subsequent equity conversion:

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

The following table reconciles elements of the Business Combination to the Company’s condensed consolidated financial statements, and should be read in conjunction with the footnotes referenced above.

Closing proceeds
Proceeds from Seaport promissory note	1,000,000
Proceeds from investors	2,000,000
Proceeds from trust account	7,273,513
Payments from trust account[1]	(7,273,513)
Net cash proceeds from the Business Combination at Closing	$3,000,000
Noncash activity
Conversion of legacy ScanTech loans into shares	8,682,434
Conversion of preferred A unit dividend into shares	29,324,500
Conversion of related party debt into shares (troubled debt restructuring)	54,499,066
Closing costs expensed	6,567,351
Liability-classified instruments
Shares issued for settlement of derivative liability	291,015
Shares issued for settlement of warrant liability	12,387,186
Cash activity
Payment of advisory and insurance expense	715,000
Net equity impact of the Business Combination	$115,466,552

Loan borrowed from Seaport	(1,000,000)
Loan borrowed from investors	(2,000,000)
Total Impact of Business Combination on total -shareholders’ deficit	112,466,552
Par value of common stock issued	(1,873)
Total Impact of Business Combination on additional paid-in capital	$112,464,679

(1)	The Mars transaction costs include $375,000 to Benjamin Securities, Inc., $1,499,055 to Polar Mult-Strategy Master Fund, $4,498,111 to RiverNorth SPAC Arbitrage Fund, LP, $100,000 to Continental Stock Transfer & Trust, $440,000 for D&O insurance, and $361,347 to Mars Acquisition Corp.

The Company applied the guidance in ASC 815-40 analyzes common equity-linked instrument provisions on reclassifying a contract from permanent equity to an asset or liability. Under this approach any difference between the fair value of the security to be recorded in temporary equity and the previous carrying value of the security recorded in permanent equity would be accounted for as an adjustment to shareholders’ equity. As such, the gain from conversion of related party debt into shares was recorded as an adjustment to additional paid-in capital. As a result, $54,499,066 of related party debt liabilities were reclassified to additional paid-in capital, as reflected in the following table.

	Total Liabilities Extinguished	Fair Value of Shares Issued	To Additional Paid-in-Capital
NACS	$50,059,315	$1,662,340	$48,396,975
Azure	6,539,742	1,658,942	4,880,800
Stephen Sale	817,501	56,484	761,017
John Quinn	545,000	84,726	460,274
Total	$57,961,558	$3,462,492	$54,499,066

Earn-out Liability

As part of the BCA, the Company agreed that former shareholders participating in the Business Combination may receive up to 10% of the fully diluted shares of common stock immediately following the Closing, contingent upon achieving certain milestones over the three-year Earnout Period from the Closing.

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

At the Closing date, the fair value of the earn-out liability was estimated to be $30,000 using a probability-weighted income approach. This valuation reflects management’s expectations regarding the likelihood of achieving the performance targets and a probability-adjusted forecast of earnings. The earn-out liability will continue to be remeasured at fair value at each reporting date until the contingency is resolved, with changes recognized in earnings. As of June 30, 2025, the earn-out liability was estimated to be $13,000. A change in fair value of earn-out liability of $17,000 was recorded for both the three and six months ended June 30, 2025.

NOTE 4 — Restatement of Previously Issued Condensed Consolidated Financial Statements

For the three months and six months ended June 30, 2025, the Company determined that it had not appropriately presented its condensed consolidated balance sheets, statement of operations, statement of shareholders’ deficit, and statement of cash flows due to multiple errors that resulted in the condensed consolidated financial statements not being presented fairly. Based on an analysis of FASB ASC 250, Accounting Changes and Error Corrections, Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company concluded that these errors were material to the previously issued interim condensed consolidated financial statements and therefore required a restatement.

The Company has restated its condensed consolidated financial statements for the three and six months ended June 30, 2025 to correct errors identified in the condensed consolidated statement of operations, balance sheets, statement of stockholders’ deficit, and statement of cash flows. The restatement includes the recognition of compensation expense related to shares to be issued to non-redemption shareholders; the reclassification of the fair value of shares previously issued to non-redemption shareholders from de-SPAC transaction expenses to general and administrative expenses; the reversal of legal expenses that had been over accrued; reductions to previously recorded tax penalty and interest accruals; and adjustments to revenue and cost of goods sold. The Company also corrected the presentation of shares pledged to a creditor, which are now properly reflected on the balance sheet and measured at fair value the time the shares were pledged. In connection with this correction, the related interest payable to related parties liability, previously reduced by the value of the pledged shares, has been restated to its original gross amount. In addition, prepaid inventory has been reclassified from prepaid expenses, and accrued advisory fees have been separately presented from accrued expenses and other current liabilities. The Company also recorded a loss on extinguishment of debt related to conversion of Seaport bridge, OPCO and Purchase order loans with the fair value included in shares to be issued. Gain on settlement of forward purchase agreement received in cash was also adjusted. Corresponding revisions have been made to the condensed consolidated statement of cash flows and related footnote disclosures.

The restatement also includes the elimination of the previously recorded change in fair value of the pledged security, which has been corrected through the proper presentation of shares pledged to a creditor. These pledged shares are now reflected on the condensed consolidated balance sheets and measured at fair value at the time they were pledged. In connection with this correction, the related interest payable liability, previously reduced by the value of the pledged shares, has been restored to its original gross amount.

In addition, the Company reversed transaction costs that should have been expensed in Q1 2025 as stock compensation issued to non-redemption shareholders, adjusted the previously recorded loss on extinguishment of debt, and corrected other items within total other expense. These adjustments, taken together, reduced the Company’s previously reported net loss for the period.

The effect of the adjustment within the Company’s balance sheet as of June 30, 2025 is as follows:

	June 30, 2025
	As previously reported	Restatement	As restated
Prepaid expenses	$1,767,355	$(1,344,016)	$423,339
Prepaid inventory	—	90,857	90,857
Inventory	1,254,433	567,330	1,821,763
Security pledged to creditors	879,894	1,185,528	2,065,422
Total current assets	4,042,560	499,699	4,542,259
Total assets	$4,129,107	$499,699	$4,628,806
Accounts payable	4,361,099	299,999	4,661,098
Accrued advisory fees	—	7,625,000	7,625,000
Accrued expenses and other current liabilities	8,973,798	(8,683,527)	290,271
Interest payable related parties	661,565	(18,705)	642,860
Accrued issuable equity	250,000	(250,000)	—
Total current liabilities	28,398,257	(1,027,233)	27,371,024
Total liabilities	$46,112,708	$(1,027,233)	$45,085,475
Shares to be issued	—	250,000	250,000
Additional paid-in capital	166,300,822	2,311,112	168,611,934
Accumulated deficit	(208,289,249)	(1,034,180)	(209,323,429)
Total shareholders’ deficit	(41,983,601)	1,526,932	(40,456,669)
Total liabilities and shareholders’ deficit	$4,129,107	$499,699	$4,628,806

The effect of the adjustment within the Company’s statement of operations for the three months ended June 30, 2025 is as follows:

	For the three months ended June 30, 2025
	As previously reported	Adjustment	As restated
Revenue	$864,053	$19,921	$883,974
Cost of goods sold	622,499	134,916	757,415
Gross margin	241,554	(114,995)	126,559
General and administrative expenses	1,984,659	713,161	2,697,820
Research and development expenses	1,297,968	11,988	1,309,956
Total operating expenses	3,291,525	725,149	4,016,674
Loss from operations	(3,049,971)	(840,144)	(3,890,115)
Change in fair value of pledged security	(1,185,528)	1,185,528	—
Transaction costs expensed	(8,502,003)	8,502,003	—
Interest expenses	(631,591)	18,705	(612,886)
Gains (loss) on extinguishment of debt	(7,771,709)	5,317,531	(2,454,178)
Total other expense:	(18,073,831)	15,023,767	(3,050,064)
Loss before income taxes	(21,123,802)	14,183,623	(6,940,179)
Net loss	$(21,123,802)	$14,183,623	$(6,940,179)
Net loss per share, basic and diluted	$(0.49)	$0.33	$(0.16)

The effect of the adjustment within the Company’s statement of operations for the six months ended June 30, 2025 is as follows:

	For the six months ended June 30, 2025
	As previously reported	Adjustment	As restated
Revenue	$1,229,524	$500	$1,230,024
Cost of goods sold	861,091	140,553	1,001,644
Gross margin	368,433	(140,053)	228,380
General and administrative expenses	6,748,375	10,610,553	17,358,928
Research and development expenses	2,316,320	11,988	2,328,308
Total operating expenses	9,081,808	10,622,541	19,704,349
Loss from operations	(8,713,375)	(10,762,594)	(19,475,969)
Change in fair value of pledged security	(1,185,528)	1,185,528	—
Interest expense	(1,355,058)	18,705	(1,336,353)
Transaction costs expensed	(18,167,007)	9,403,092	(8,763,915)
Gains (loss) on extinguishment of debt	4,820,343	(878,911)	3,941,432
Total other expense:	(15,097,864)	9,728,414	(5,369,450)
Loss before income taxes	(23,811,239)	(1,034,180)	(24,845,419)
Net loss	$(23,811,239)	$(1,034,180)	$(24,845,419)
Net loss per share, basic and diluted	$(0.72)	$0.02	$(0.74)

The effect of the adjustment within the Company’s statement of shareholders’ deficit for the three months ended June 30, 2025 is as follows:

	For the three months ended June 30, 2025
	As previously reported	Adjustment	As restated
Net loss	$(21,123,802)	$14,183,623	$(6,940,179)
Accumulated deficit	$(208,289,249)	$(1,034,180)	$(209,323,429)
Total shareholders’ deficit	$(41,983,601)	$1,526,932	$(40,456,669)

The effect of the adjustment within the Company’s statement of shareholders’ deficit for the six months ended June 30, 2025 is as follows:

	For the six months ended June 30, 2025
	As previously reported	Adjustment	As restated
Net loss	$(23,811,239)	$(1,034,180)	$(24,845,419)
Accumulated deficit	$(208,289,249)	$(1,034,180)	$(209,323,429)
Total shareholders’ deficit	$(41,983,601)	$1,526,932	$(40,456,669)

The effect of the adjustment within the Company’s condensed consolidated statement of cash flows for the six months ended June 30, 2025 is as follows:

	For the six months ended June 30, 2025
	As previously reported	Adjustment	As restated
Net loss	$(23,811,239)	$(1,034,180)	$(24,845,419)
Fair value of shares issued as non-redemption compensation	—	10,835,293	10,835,293
Gain on extinguishment of debt, net	(4,820,343)	733,634	(4,086,709)
Change in fair value of security pledged to creditors	1,185,528	(1,185,528)	—
Transaction costs expensed	18,167,007	(9,403,092)	8,763,915
Gain on settlement of forward purchase agreement	(1,406,669)	1,406,669	—
Payment of advisory and insurance expense	—	715,000	715,000
Reverse recapitalization transaction	844,676	(715,000)	129,676
Prepaid and other current assets	(1,654,164)	1,242,081	(412,083)
Inventory	171,707	(567,330)	(395,623)
Accounts payable	3,117,203	299,999	3,417,202
Accrued liabilities	1,137,562	(1,029,375)	108,187
Accrued issuable equity	250,000	(250,000)	—
Net cash provided by (used in) operating activities	(4,766,318)	1,156,669	(3,609,649)
Proceeds from issuance of common stock	—	250,000	250,000
Proceeds from settlement of forward purchase agreement	1,406,669	(1,406,669)	—
Net cash provided by (used in) financing activities	4,801,064	(1,156,669)	3,644,395

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

The Legacy Company has also issued a number of warrants, exercisable at $0.01 per unit at any time from the warrant agreement execution dates to the exercise period end dates. Depending on the warrant agreement, the exercise period varies from seventh to tenth anniversary of the warrant agreement execution date. Given the nominal exercise price, penny warrants are considered to be outstanding in the context of basic earnings per share, and thus the units are included in the computation of basic and diluted earnings per unit as of June 30, 2024. However, the puttable warrants associated with the Bay Point note are anti-dilutive. Therefore, the Bay Point warrants are excluded from the calculation of diluted net loss per unit for the three and six months ended June 30, 2024. All warrants issued by the Legacy Company were exercised upon completion of the Business Combination on January 2, 2025. As of June 30, 2025 and 2024, there were 0 and 1,558,921 equivalent post-Business Combination warrants outstanding, respectively.

Following the completion of the Business Combination, the Company issued common stock to its stockholders. It had 43,199,543 and 33,254,351 weighted average shares of Common Shares for the three and six months ended June 30, 2025. For the three and six months ended June 30, 2024, the Company had equivalent weighted average Common Shares of 14,184,397.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(As Restated)		(As Restated)
Numerator:
Net loss	$(6,940,179)	$(5,707,104)	$(24,845,419)	$(24,144,557)
Dividend	—	(556,170)	—	(1,101,529)
Earnings available for common shares/units	$(6,940,179)	$(6,263,274)	$(24,845,419)	$(25,246,086)
Denominator:
Weighted average common shares/units outstanding (basic)	44,140,202	14,184,397	33,756,838	14,184,397
Dilutive effect of potential shares/units	—	—	—	—
Weighted average common shares/units outstanding (diluted)	44,140,202	14,184,397	33,756,838	14,184,397
Basic loss per share/unit	$(0.16)	$(0.44)	$(0.74)	$(1.78)
Diluted loss per share/unit	$(0.16)	$(0.44)	$(0.74)	$(1.78)

NOTE 6 — Property and Equipment, Net

Property and equipment, net, as of June 30, 2025 and December 31, 2024, consisted of the following:

	Estimated useful life	June 30, 2025	December 31, 2024
Finance lease ROU asset	4-5 years	$33,662	$33,662
Computers and equipment	3-5 years	180,239	164,299
Less: Accumulated depreciation and amortization		(163,687)	(146,574)
Property and equipment, net		$50,214	$51,387

Depreciation expenses were $17,113 and $16,239 for the six months ended June 30, 2025 and 2024, respectively and $8,898 and $8,120 for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and the years ended December 31, 2024, the Company focused primarily on research and development which were expensed as incurred as the costs had no alternative future use.

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

On February 7, 2025, the Company entered into a non-binding refinancing term sheet with NACS, LLC, John Redmond, and SJBT. Under the terms of this agreement, the Company agreed to issue 316,616 shares of common stock to SJBT. SJBT would sell these shares, subject to a leak-out agreement, and use the sale proceeds to repay the carryforward amounts of the existing loans. The proceeds from the share sales were specifically designated to reduce accrued and unpaid interest on the Azure loans. The 316,616 shares were issued but not yet registered with the SEC as of the date of this report, and the shares have not been sold in the public market. Upon issuance, the fair value of the shares was recorded in the condensed consolidated balance sheet under the caption of “Security pledged to creditors” and was remeasured at the time the shares were pledged. The corresponding fair value was recorded in the condensed consolidated statement of operations.

On April 25, 2025, the Company executed a promissory note agreement with SJBT for $2,850,000 bearing interest at 12% per annum. This note replaced all outstanding principal and accrued interest under the Azure loans. As of June 30, 2025, no principal or accrued interest associated with Azure loans was recorded in the company’s condensed consolidated balance sheets.

The following table lists the accrued interest and principal balances of the notes issued to related parties associated with John Redmond.

	As of June 30, 2025			As of December 31, 2024
	Interest	Principal		Interest	Principal
Entity	Payable	Payable	Total	Payable	Payable	Total
Azure-SJBT	$—	$—	$—	$3,095,947	$6,831,987	$9,927,934
NACS, LLC	—	—	—	25,052,756	11,493,949	36,546,705
Assumed notes	—	—	—	11,092,887	3,770,119	14,863,006
Total	$—	$—	$—	$39,241,590	$22,096,055	$61,337,645

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

Alice Wilson

Ms. Wilson is the sister of Mr. Falconer. Ms. Wilson has been extended an expense advance on behalf of the Company. The balance of Mrs. Wilson’s expense advance as of June 30, 2025 and December 31, 2024 was $20,000. The amount was presented in the condensed consolidated balance sheets under the caption of related parties payable.

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

On March 31, 2025, the Company entered into an amendment to Seaport Bridge Loans. Under the terms of the amendment, Seaport Group SIBS LLC agreed to convert the cumulative principal and accrued interest from the first and second bridge loans, purchase order loans, and multiple promissory note agreements with Seaport Group SIBS, LLC in the third and fourth quarters of 2024 (the “Seaport OPG Promissory Notes”) into 5,350,000 shares of the Company’s common stock. The fair value of the shares was recorded in additional paid-in capital on the issuance date, and the related liability of $4,693,210 was derecognized from the condensed consolidated balance sheets, with the difference recognized as a $6,196,441 loss on debt extinguishment.

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

The components of lease cost were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Short-term Lease Cost	$47,320	$45,500	$93,427	$84,167

NOTE 9 — Inventories

The following table summarizes the Company’s inventories, net as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(As Restated)
Raw materials and spare parts	$1,551,223	$643,410
Work-in-progress	199,320	257,395
Finished goods	71,220	525,335
Total inventories	$1,821,763	$1,426,140

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

NOTE 11 — Share-Based Compensation

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

The 2025 Equity Incentive Plan provides for noncash equity-based compensation through the grant of common stock. Share-based compensation is based on the fair value of the common stock on the grant date, as determined by the daily price movement of the Nasdaq stock market. No share-based compensation to employees was issued under the 2025 Equity Incentive Plan as of June 30, 2025.

On January 8, 2020, the Company entered into a consulting agreement with MG Partners, LLC to provide referral and strategic financing advisory services for an initial term of one year. The agreement was automatically renewed for additional six-month period unless terminated by either party. As compensation, MG Partners, LLC was entitled to receive a fee for any debt or equity financing procured on behalf of the Company. As of December 31, 2024, no such fees were payable as such fees were contingent on a business combination. The agreement further provided that if a Business Combination occurred during the term of the agreement, or within two years thereafter, MG Partners, LLC may be entitled to receive between 2.5% and 5.0% of the proceeds in the event of a sale of the Company. 75,000 shares of common stock were issued on February 18, 2025. The fair value of the shares on the grant date was $263,250, which was recorded as share-based compensation in the condensed consolidated statement of operations.

On January 30, 2025, the Company issued 100,000 shares of common stock to Roth Capital Partners for their services as capital markets advisor, and 50,000 shares of common stock to Outside the Box Capital in connection with marketing and distribution services provided. On May 16, 2025, the Company issued 50,000 shares of common stock to Maximcash Fund Partnership for their services as financial advisor. The shares were measured at fair value on the date of issuance, and corresponding share-based compensation expenses of $138,000 and $69,000 were recorded, respectively.

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

Earn-out Liability: Earn-out liability is derived from inputs that are unobservable and valued using conventional calculations/models that utilizes key assumptions including forecasted revenues and volatilities of the underlying financial metrics during the Earnout period, and therefore, such instrument is included in Level 3.

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

The Company determined that the warrants, as of December 31, 2024, associated with notes are subject to treatment as a liability as the warrants for units of the Legacy Company are not indexed to its own membership interests. The warrants were subject to remeasurement at each balance sheets date and any change in fair value is recognized as a component of other expenses on the condensed consolidated statements of operations.

The following tables present information about the change in fair value of the Company’s Level 3 warrant liabilities and derivative liabilities for the three and six months ended June 30, 2025.

	Three months ended	Six months ended
Warrant liabilities	June 30, 2025	June 30, 2025
Fair value - beginning of period	$—	$16,241,092
Issuance	—	—
Warrant exercised	—	(16,017,930)
Change in fair value	—	(223,162)
Fair value - end of period	$—	$—

	Three months ended	Six months ended
Derivative liabilities	June 30, 2025	June 30, 2025
Fair value - beginning of period	$—	$8,327,602
Issuance	—	—
Option exercised	—	(9,155,047)
Change in fair value	—	827,445
Fair value - end of period	$—	$—

	Three months ended	Six months ended
Earn-out liabilities	June 30, 2025	June 30, 2025
Fair value - beginning of period	$30,000	$—
Issuance	—	30,000
Change in fair value	(17,000)	(17,000)
Fair value - end of period	$13,000	$13,000

NOTE 13 — Debt

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

Notes	Maturities	Effective Rate	June 30, 2025	December 31, 2024
340 Broadway holdings	2026	15.0%	$1,000,000	$—
Silverback Capital Corporation	2026	15.0%	1,000,000	—
Aegus Corp	2024	12.0%	230,000	230,000
Maximcash Solutions LLC	2025	44.0%	490,250	—
Seaport notes	2030	9.0%	14,701,451	17,612,166
Steele consolidated note	2028	9.0%	3,000,000	2,863,000
St. James Bank&Trust	2025	12.0%	2,850,000	—
Azure SJBT notes	2024	14.5%	—	2,275,000
LAM LHA	2024	7.8%	—	40,456
Polar note	2025	0.0%	—	1,175,000
John Redmond (other)	2018-2024	12.0%	—	19,821,055
Catalytic notes	2020	12.0%	—	1,563,796
Bay Point notes	2023	15.0%	—	813,633
Seed financing notes	2024	12.0%	—	3,600,000
Total Principal			$23,271,701	$49,994,106
Accrued interest (compounded)			1,028,730	57,474,111
Total debt			$24,300,431	$107,468,217
Reported as:
Short-term debt			6,598,980	107,468,217
Long-term debt			17,701,451	—
Total debt			$24,300,431	$107,468,217

As of January 2, 2025, the majority of lenders agreed to convert their outstanding principal and accrued interest balances into common stock of the Company with the exceptions of Aegus Corporation, Azure SJBT, LAM LHA, Polar note, Seaport Group SIBS, and Steele note.

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

Following table summarizes the position in all the notes owned by Mr. Redmond.

	As of June 30, 2025			As of December 31, 2024
	Interest	Principal		Interest	Principal
Entity	Payable	Payable	Total	Payable	Payable	Total
Azure-SJBT	$—	$—	$—	$3,095,947	$6,831,987	$9,927,934
NACS, LLC	—	—	—	25,052,756	11,493,949	36,546,705
Assumed Notes	—	—	—	11,092,887	3,770,119	14,863,006
Total	$—	$—	$—	$39,241,590	$22,096,055	$61,337,645

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

On September 23, 2024, the Company entered into an intercreditor and collateral agency agreement with Seaport Group SIBS LLC. Pursuant to the agreement, the Company agreed to exchange the entire outstanding principal and accrued interest on the Seaport Group SIBS LLC loan, as of the date of the Business Combination, for a new loan in the same total amount. The accumulated interest was rolled into the principal balance of the new loan. As of December 31, 2024, the total principal, including rolled-in interest, was $14,701,451. This amount was recorded as the new principal balance as of the Closing date. The Company accrued $330,783 and $886,488 interest on this loan for the three and six months ended June 30, 2025, respectively.

Seaport Bridge Loans

On March 24, 2024, the Legacy Company signed the first bridge loan with Seaport Group SIBS, LLC, with an initial principal amount of $421,200. The terms of the first bridge financing are separate from the existing Seaport financing already in place with the Legacy Company. The first bridge loan has a maximum principal draw amount up to $1,000,000, a maturity date of June 30, 2024, an annual interest rate of 12% and default interest rate of 18%, and is pari-passu in seniority to the Seaport Global Loans. In addition, at the consummation of the Business Combination, the note was to be repaid in full out of the proceeds of the transaction and Seaport Group SIBS, LLC was issued 1 share for every $1 lent to the Company under the terms of the bridge financing. The note remained outstanding post Business Combination. The Company concluded that the features in the bridge financing are embedded derivatives which are included in the Derivative Liability balance on December 31, 2024 condensed consolidated balance sheets in the amount of $2,479,000. At the Closing of the Business Combination, the Company issued 5,554,792 shares of common stock to settle the derivative liability associated with the first bridge loan and the warrant liability related to the Seaport Global loans.

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

On March 31, 2025, the Company entered into an amendment to the Seaport bridge loan agreements. Under the terms of the amendment, Seaport agreed to convert the cumulative principal and accrued interest from the first and second bridge loans, purchase order loans, and OPG loans into 5,350,000 shares of the Company’s common stock. The 5,350,000 shares of common stock were subsequently issued to Seaport on April 17, 2025. The fair value of the shares was recorded in additional paid-in capital on the issuance date, and the related liability of $4,693,210 was derecognized from the condensed consolidated balance sheets, with the difference recognized as a $6,196,441 loss on debt extinguishment.

Seaport Purchase Order loan

On June 27, 2024, the Company executed a purchase order purchase agreement with Seaport Group SIBS, LLC (the “Seaport PO Agreement”). Pursuant to the Seaport PO Agreement, the Company agreed to sell and Seaport Group SIBS, LLC agreed to buy certain purchase orders that the Company is entitled to bill its customer in the future. Two purchase orders amounted to $3,410,023 and were approved by the customer in October 2023. For the year ended December 31, 2024, the Company sold invoices in the amount of $364,780 collectively to Seaport Group SIBS LLC in exchange for cash payments of $350,000.

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

For the six months ended
June 30, 2025
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

On May 18, 2023, Catalytic was awarded a summary judgment against the Legacy Company in Kings County New York State Court. On July 14, 2023, Catalytic notified the Company that it would be presenting the Court a proposed order for settlement of its summary judgment, scheduled with the Court on August 7, 2023. The proposed order was in the amount of $1,563,796 in satisfaction of Catalytic’s indebtedness with the Company. On September 7, 2023, the Court granted Catalytic both the order and judgment amount of $1,563,796 plus accruing interest at a rate of 12% per annum from October 6, 2020. These amounts are incorporated in the amounts on the Company’s condensed consolidated balance sheets plus accrued interest since the summary judgment.

Upon the Closing of the Business Combination on January 2, 2025, the outstanding principal and accrued interest related to the Catalytic note of $2,409,490 and derivative liability of $224,434 were settled through the issuance of 391,712 shares of the Company’s common stock. The conversion eliminated the associated debt balances from the Company’s condensed consolidated balance sheets, and there is no outstanding liability as of June 30, 2025. Separately, the Company issued 100,000 shares of common stock to Catalytic on February 18, 2025 in connection with the waiver of all claims Catalytic and its affiliates may have against the Company.

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

In November 2023, the Legacy Company amended its loan agreement dated December 15, 2022 and agreed to pay $1,400,000 exit fees, $116,850 legal fees and $89,220 late fees on unpaid interest and principal. The exit fees, legal fees and late fees amounted to $1,606,070 as of December 31, 2024 were recorded in accrued expenses and other current liabilities in the condensed consolidated balance sheets.

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

Upon the Closing of the Business Combination on January 2, 2025, the outstanding principal and accrued interest related to the Bay Point note totaling $1,351,647, the derivative liability of $254,167, and accrued exit fees, legal fees, and late fees totaling $1,606,070 were settled through the issuance of 402,745 shares of the Company’s common stock. This conversion eliminated the related debt balances from the Company’s condensed consolidated balance sheets, and there is no outstanding liability as of June 30, 2025. Separately, on February 18, 2025, the Company issued 100,000 shares of common stock to Bay Point in connection with the waiver of all claims by Bay Point and its affiliates, and an additional 100,000 shares in settlement of legal fees incurred in the process.

Polar Loan

On April 2, 2024, Polar Multi-Strategy Master Fund (“Polar”), Mars, the Sponsor, and the Company entered into a subscription agreement. Under the agreement, the Sponsor aimed to raise funds from existing Mars investors, which would then be loaned to the Legacy Company for working capital purposes (the “Polar Loan”). Polar agreed to contribute up to $1,000,000 to the Sponsor as a capital contribution in exchange for subscription shares. The Company was obligated to repay the full principal amount of the Polar Loan to Polar upon the Closing of the Business Combination. As consideration for the capital investments funded by Polar, the Company issued to Polar one common share for each dollar of loan as of or prior to the Business Combination. The Polar Loan shall not accrue interest. The Company concluded that the feature in the Polar Loan is an embedded derivative which is included in the derivative liability balance on the December 31, 2024 condensed consolidated balance sheets in the amount of $2,607,000.

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

On December 30, 2024, the Company entered into a non-redemption agreement with Polar, under which Polar agreed to adjust its entitlement from 1,250,000 subscription shares (originally granted under agreements dated April 2, 2024 and May 29, 2024) to 312,500 shares of common stock. On January 30, 2025, the Company issued a total of 1,500,000 shares of common stock to Polar, consisting of 312,500 shares issued pursuant to the non-redemption agreement and 1,187,500 shares issued in connection with the settlement of derivative liability associated with the April 2 and May 29, 2024 subscription agreements.

Aegus Bridge Financing Notes

On May 7, 2024, the Company signed a bridge financing note with Aegus Corporation, with an initial principal amount of $230,000. The bridge financing note has a maximum principal draw amount of up to $500,000, a maturity date of November 15, 2024, and an annual interest rate of 12%, In addition, at the consummation of the Business Combination, the note is to be repaid in full out of the proceeds of the transaction and Aegus Corporation is to be issued 1 share for every $1 lent to the Company under the terms of the bridge financing. Upon the completion of the Business Combination on January 2, 2025, the principal and interest on the Aegus bridge financing note remained unpaid. On February 10, 2025, the Company agreed to issue (i) 234,380 shares of common stock to Aegus Corporation pursuant to BCA Amendment No. 4; (ii) 70,000 shares of common stock to Aegus Corporation in accordance with the settlement agreement and mutual release dated October 14, 2024; (iii) 23,000 shares of common stock to Aegus Corporation in accordance with the letter agreement dated February 7, 2025

The Company concluded that the features in the bridge financing were embedded derivatives, which were included in the derivative liability balance of the condensed consolidated balance sheets as of December 31, 2024. Upon the Closing of the Business Combination on January 2, 2025, the derivative liability of $551,000 was settled through the issuance of 130,500 shares of common stock.

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

The Company recorded $954,100, representing the fair value of the Pledged Shares on the issuance date, as an asset under “security pledged to creditors” in its condensed consolidated balance sheet as of June 30, 2025.

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

During the fourth quarter of 2023, Ellenoff Grossman and Schole LLP (“EGS”), the Legacy Company’s legal counsel, agreed to receive delay payments on the service fees for services provided to the Company. Pursuant to the agreement, the Company is required to pay deferral service fees contingent upon the successful completion of the Business Combination. As of the date of Business Combination, the deferred service fees remained unpaid, and the Company recorded an accrued liability of $1,061,002 as of June 30, 2025 related to these unpaid services.

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

Management believes that while a settlement with the unrelated third party is reasonably possible, the outcome remains uncertain. Accordingly, no liability has been accrued as of the balance sheet date. However, in accordance with ASC 450-20-50, the Company has disclosed this contingency due to the potential for a material adverse effect on the Company’s financial position, results of operations, or cash flows should the waivers not be mutually executed, though at this time a liability cannot be reasonably estimated.

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

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Under these principles, tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to be recognized in the condensed consolidated financial statements. The tax position is the most significant benefit, with a greater than 50 percent likelihood of being realized upon ultimate settlement.

NOTE 16 — Series A Units

Series A Units

As of December 31, 2024, the Legacy Company had 9,965,000 Series A units authorized and outstanding with a stated value of $1 per unit. Series A Units entitle the holder to receive an eight percent per annum rate of return on the unrecovered capital contribution of such holder.

Mezzanine Classification

Series A units held by NACS are redeemable at any time if the Legacy Company has not carried out either a Qualified IPO or Change of Control (as defined in the ScanTech Operating Agreement). These Series A units are classified as “mezzanine” and are accounted for under the ASC 470 accounting topics as Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.

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

As of December 31, 2024, the Legacy Company had Series A units subject to possible redemption of $28,895,316. This includes the original investment in the amount of $10,000,000. Upon the Closing of the Business Combination, the total balance of $28,895,316 was written off as an adjustment to additional paid-in capital.

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

On March 20, 2025, the Company entered into a settlement agreement with Silverback. Pursuant to the agreement, Silverback agreed to assume the Company’s outstanding liabilities totaling $8,230,977, and the Company agreed to issue its common stock, par value $0.0001 per share, to Silverback at a price of $1.50 per share. On March 27, 2025, Silverback completed the first tranche of the agreement by acquiring $1,378,303 of liabilities in exchange for 918,868 shares of common stock. In addition, the Company agreed to issue 150,000 shares of common stock as a legal fee and 33,000 shares as a settlement fee, resulting in Silverback receiving a total of 1,101,868 shares of common stock for the first tranche.

During the three months ended June 30, 2025, Silverback completed the second, third, and fourth tranches of the agreement by acquiring $2,729,299 of liabilities in exchange for 5,398,000 shares of common stock.

The Company entered into a subscription agreement with John Redmond on May 15, 2025, under which it agreed to sell him 250,000 shares of its common stock at $1.00 per share. Mr. Redmond remitted the $250,000 purchase price on May 12, 2025. As of June 30, 2025, the Company had not yet issued the 250,000 shares, and accordingly, the related amount was recorded as “Shares to be issued” in the condensed consolidated balance sheet as of June 30, 2025.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(As Restated)		(As Restated)
Revenue	$883,974	$522,166	$1,230,024	$522,166
Cost of goods sold	757,415	448,095	1,001,644	448,095
Gross margin	126,559	74,071	228,380	74,071
Operating expenses:
General and administrative expenses	2,697,820	1,374,786	17,358,928	2,485,015
Research and development expenses	1,309,956	914,619	2,328,308	1,789,961
Depreciation and amortization	8,898	8,120	17,113	16,239
Total operating expenses	4,016,674	2,297,525	19,704,349	4,291,215
Loss from operations	(3,890,115)	(2,223,454)	(19,475,969)	(4,217,144)
Other income (expense)
Change in fair value of derivative liabilities	—	(33,754)	(827,445)	(575,393)
Change in fair value of warrant liabilities	—	(435,469)	223,162	(13,478,661)
Change in earnout liability	17,000	—	17,000	—
Transaction costs expensed	—	—	(8,763,915)	—
Gain on settlement of forward purchase agreement	—	—	1,406,669	—
Other expense	—	(30,195)	—	(16,176)
Interest expense	(612,886)	(2,984,232)	(1,336,353)	(5,857,183)
Gains (loss) on extinguishment of debt	(2,454,178)	—	3,941,432	—
Total other expense	(3,050,064)	(3,483,650)	(5,369,450)	(19,927,413)
Loss before income taxes	(6,940,179)	(5,707,104)	$(24,845,419)	$(24,144,557)
Provision for income taxes	—	—	—	—
Net loss	$(6,940,179)	$(5,707,104)	$(24,845,419)	$(24,144,557)

Net loss per share:
Basic and diluted	$(0.16)	$(0.44)	$(0.74)	$(1.78)
Weighted average number of shares/units:
Basic and diluted	44,140,202	14,184,397	33,756,838	14,184,397

NOTE 19 — Subsequent Events

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

Components of Results of Operations

We have not been profitable since inception. As of June 30, 2025, our accumulated deficit was $209.3 million and as of December 31, 2024, our accumulated deficit was $184.5 million. Since inception, we have financed our operations primarily through different forms of debt, primarily promissory notes.

Operating expenses primarily consist of general and administrative costs, including payroll, as well as research and development expenses. As of June 30, 2025, general and administrative expenses represented the largest component of our operating expenses. These costs have increased significantly over the past 12 months, primarily due to expenses associated with capital markets activities related to the Business Combination.

For the three months ended June 30, 2025 and 2024, operating expenses were $4.0 million and $2.3 million, respectively, an increase of 75% during the period. For the six months ended June 30, 2025 and 2024, operating expenses were $19.7 million and $4.3 million, respectively, an increase of 359% during the period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(As Restated)		(As Restated)
Operating expenses:
General and administrative expenses	2,697,820	1,374,786	17,358,928	2,485,015
Research and development expenses	1,309,956	914,619	2,328,308	1,789,961
Depreciation and amortization	8,898	8,120	17,113	16,239
Total operating expenses	4,016,674	2,297,525	19,704,349	4,291,215

Research and Development Expenses

Research and development expenses consist primarily of engineering and regulatory activities. R&D costs are expensed as incurred. We recognize expenses for certain development activities, such as software and hardware development and manufacturing, based on an evaluation of progress toward completion using data or other information provided by our vendors. Payments for these activities follow the terms of the underlying agreements, which may differ from the timing of expense recognition. Nonrefundable advance payments for goods or services to be received in the future for use in R&D activities are recorded as prepaid expenses and recognized as an expense as the goods are delivered or the related services are performed, or when it is no longer anticipated that the goods will be delivered or the services rendered. R&D activities represent a significant portion of our operating expenses. R&D expenses are expected to rise substantially in future periods as we continue to implement our business strategy, including advancing our business plan, expanding our R&D programs, hiring additional personnel to support these efforts, and pursuing regulatory approvals.

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related costs for our finance, legal, human resources, and administrative teams, as well as information technology expenses, professional services, insurance, travel, and other administrative costs. The Company has invested and will continue to invest in its corporate organization and has incurred additional expenses associated with transitioning to and operating as a public company, including higher legal, audit, tax and accounting fees, investor relations costs, increased insurance premiums, and compliance-related costs. As a result, general and administrative expenses are positioned to rise in absolute dollars in future periods.

Interest Expense

Interest expense consists of accrued and unpaid interest, including default interest, due on the Company’s outstanding promissory notes. Interest expense consists of accrued and unpaid interest, including default interest, due on the Company’s outstanding promissory notes.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024, and other information included elsewhere in this filing.

The following table sets forth our condensed consolidated statement of operations for the three and six months ended June 30, 2025 and 2024, respectively.

For the three and six months ended June 30, 2025, the Company reported a net loss of $6.9 million and $24.8 million. The primary driver of net loss during the period was de-SPAC transaction costs, non-redemption compensation expenses and equity recapitalization that occurred upon the Closing of the Business Combination.

As of January 2, 2025, nearly all lenders agreed to convert their outstanding principal and accrued interest balances into the Company’s common stock, with the exception of Aegus Corporation, Azure SJBT, LAM LHA, Polar, Seaport Group SIBS, and Steele loans. The Azure SJBT loans were consolidated into a new $2.9 million loan with SJBT bearing interest at 12% per annum. The Polar loan was settled through the issuance of 1,500,000 shares of the Company’s common stock, and the LAM LHA loan was settled pursuant to the arrangement with Silverback Capital Corporation. As a result of these conversions, the Company recognized a net loss on extinguishment of debt of $7.2 million for the three months ended June 30, 2025, and a net gain of $5.4 million for the six months ended June 30, 2025. For the three and six months ended June 30, 2025, the Company also recorded transaction costs of $0 and $8.8 million, respectively, primarily related to the de-SPAC transactions. To facilitate the business combination, the Company issued 4.9 million non-redemption shares to legacy Mars shareholders for retaining their public shares, resulting in $10.8 million of compensation expense recorded in the first quarter of 2025.

For the three and six months ended June 30, 2024, the Company reported a net loss of $24.8 million and $24.1 million. The loss was primarily driven by a non-cash increase in warrant and derivative liabilities, as well as higher interest expenses, reflecting the impact of increased outstanding debt and fair value adjustments related to warrants and derivative instruments during the period.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(As Restated)		(As Restated)
Revenue	$883,974	$522,166	$1,230,024	$522,166
Cost of goods sold	757,415	448,095	1,001,644	448,095
Gross margin	126,559	74,071	228,380	74,071
Operating expenses:
General and administrative expenses	2,697,820	1,374,786	17,358,928	2,485,015
Research and development expenses	1,309,956	914,619	2,328,308	1,789,961
Depreciation and amortization	8,898	8,120	17,113	16,239
Total operating expenses	4,016,674	2,297,525	19,704,349	4,291,215
Loss from operations	(3,890,115)	(2,223,454)	(19,475,969)	(4,217,144)
Other income (expense)
Change in fair value of derivative liabilities	—	(33,754)	(827,445)	(575,393)
Change in fair value of warrant liabilities	—	(435,469)	223,162	(13,478,661)
Change in earnout liability	17,000	—	(13,000)	—
Transaction costs expensed	—	—	(8,763,915)	—
Gain on settlement of forward purchase agreement	—	—	1,406,669	—
Other expense	—	(30,195)	—	(16,176)
Interest expense	(612,886)	(2,984,232)	(1,336,353)	(5,857,183)
Gains (loss) on extinguishment of debt	(2,454,178)	—	3,941,432	—
Total other expense	(3,050,064)	(3,483,650)	(5,369,450)	(19,927,413)
Loss before income taxes	(6,940,179)	(5,707,104)	$(24,845,419)	$(24,144,557)
Provision for income taxes	—	—	—	—
Net loss	$(6,940,179)	$(5,707,104)	$(24,845,419)	$(24,144,557)

Net loss per share:
Basic and diluted	$(0.16)	$(0.44)	$(0.74)	$(1.78)
Weighted average number of shares/units:
Basic and diluted	44,140,202	14,184,397	33,756,838	14,184,397

General and Administrative Expense

For the three months ended June 30, 2025 and 2024, general and administrative expenses were $2.7 million and $1.4 million, respectively, representing a year-over-year increase of 96%. For the six months ended June 30, 2025 and 2024, general and administrative expenses were $17.4 million and $2.5 million, respectively, representing a year-over-year increase of 599%. This significant increase was primarily driven by higher professional service fees related to the Business Combination and share-based compensation issued to legacy Mars shareholders for retaining their public shares and service providers who supported the completion of the Business Combination.

Pursuant to BCA Amendment No. 4, the Company agreed to issue 4.9 million non-redemption shares to legacy Mars shareholders for not redeeming their public shares prior to the business combination, for which $10.8 million of compensation expense was recorded in the first quarter of 2025. Several vendors provided critical services in connection with the Business Combination, and the Company agreed to compensate them with shares of common stock upon the completion of the Business Combination. On January 2, 2025, the Company also issued 75,000 shares to MG Partners, LLC; 50,000 shares to Outside The Box Capital Inc; 100,000 shares to Roth Capital Partners LLC; and 50,000 shares to Maximcash Solution LLC. The aggregate fair value of these shares was $518.0 thousand, which the Company recorded as share-based compensation expense for the six months ended June 30, 2025. In addition, the Company incurred legal service fees of 1.1 million to Ellenoff Grossman & Schole LLP in connection with the Business Combination.

Research and Development Expense

For the three months ended June 30, 2025 and 2024, research and development expenses were $1.3 million and $0.9 million, respectively, a 43% increase during the period. For the six months ended June 30, 2025 and 2024, research and development expenses were $2.3 million and $1.8 million, respectively, a 30% increase during the period.

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

Interest Expense

For the three months ended June 30, 2025 and 2024, interest expense was $612.9 thousand and $3.0 million, respectively, representing a decrease of 79% year over year. For the six months ended June 30, 2025 and 2024, interest expense was $1.3 million and $5.9 million, respectively, representing a decrease of 77% year over year. Interest expense includes accrued interest and any penalties, including default interest, on outstanding promissory notes. The decrease in interest expense is primarily attributable to the settlement of a majority of the Company’s debt obligations through conversion into common stock upon the completion of the Business Combination. As a result, only a limited number of debt instruments remained outstanding on the Company’s condensed consolidated balance sheets as of June 30, 2025.

Other Income (Expense)

For the three months ended June 30, 2025 and 2024, the Company recorded total other expenses of $3 million and $3.5 million, respectively. The increase was primarily driven by a $2.5 million net loss on extinguishment of debt, partially offset by a $2.4 million decrease in interest expense and the reduction of derivative and warrant liabilities totaling $469 thousand.

For the six months ended June 30, 2025 and 2024, the Company recorded total other expenses of $5.4 million and $19.9 million respectively. The decrease was primarily attributable to a net $13.5 million decrease in the fair value of warrant liabilities, derivative liabilities and earnout liability, a $4.5 million reduction in interest expense, a $1.4 million gain on settlement of the forward purchase agreement, and a $3.9 million gain on extinguishment of debt. These favorable impacts were partially offset by $8.8 million of transaction costs expensed.

Upon completion of the Business Combination, all outstanding warrants and options were exercised and converted into shares of the Company’s common stock, except for the options related to Seaport’s second bridge loan, which were exercised on January 7, 2025. The options and warrants were fair valued prior to conversion, and the resulting changes in the fair value of derivative and warrant liabilities were recorded accordingly. As of June 30, 2025, no derivative or warrant liabilities were recorded in the Company’s condensed consolidated balance sheets.

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through the issuance of debt. Since our inception, we have incurred significant operating losses and negative cash flows. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $209.3 million and $184.5 million, respectively. The Company’s liabilities ae significantly greater than its assets.

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

Following the completion of the Business Combination, recapitalizing outstanding indebtedness and converting it into equity as described above, our liquidity needs will depend on both the performance of our business and our ability to obtain additional financing. If we do not generate sufficient proceeds from operations or financing activities to execute our business plan or if our business underperforms relative to expectations, we may need to seek additional funding or implement other measures to enhance our liquidity position. See “Risk Factors — We may require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.” in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on May 14, 2025.

Cash Flow

The following table provides information regarding our cash flows for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(As Restated)
Operating activities	$(3,609,649)	$(3,020,394)
Investing activities	(15,940)	—
Financing activities	3,644,395	2,799,512
Net increase (decrease) in cash during period	$18,806	$(220,882)

For the six months ended June 30, 2025, cash used in operating activities was $3.6 million, reflecting a net loss of $24.8 million, adjusted for non-cash charges of $17.7 million and changes in operating assets and liabilities of $3.5 million. Non-cash charges primarily included $10.8 million of fair value of shares issued as non-redemption compensation and $8.8 million of transaction costs expensed, partially offset by a $4 million gain on extinguishment of debt.

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

For the six months ended June 30, 2025, cash provided by financing activities was $3.6 million, consisting of proceeds from loans of $3.5 million, proceed from issuance of common stock of $250.0 thousand, and proceeds from stock options and warrant exercised of $30.0 thousand, partially offset by the repayment of a loan of $122.6 thousand.

For the six months ended June 30, 2024, cash provided by financing activities was $2.8 million, consisting of proceeds from loans of $2.8 million.

Indebtedness Conversion

The Company continuously worked with its creditors to secure agreements to convert its existing indebtedness to equity for the six months ended June 30, 2025.

On March 20, 2025, the Company entered into a settlement agreement and stipulation with Silverback Capital Corporation (“SCC”). Under the terms of the agreement, SCC agreed to assume the Company liabilities totaling $8,230,977 in exchange for shares of common stock at a conversion price of $1.50 per share. On March 26, 2025, SCC completed the first tranche of the agreement, acquiring $1,378,303 in accounts payable and receiving 918,869 shares of common stock in exchange. In addition, the Company agreed to issue 33,000 shares as settlement fees and 150,000 shares for legal fees, for a total of 1,101,869 shares issued in the first tranche. The Company subsequently issued 1,500,000 shares to SCC on May 7, 2025 for the second tranche to acquire $540,000 of accounts payable and $600,000 of loans; 1,600,000 shares on May 21, 2025 for the third tranche to acquire $742,033 of accounts payable and $42,966 of loans; and 2,298,000 shares on June 11, 2025 for the fourth tranche to acquire $554,300 of accounts payable and $250,000 of loans.

On March 31, 2025, the Company entered into an amendment to the Seaport bridge loan agreements. Under the terms of the amendment, Seaport agreed to convert the cumulative principal and accrued interest from the first and second bridge loans, purchase order loans, and OPG loans into 5,350,000 shares of the Company’s common stock. 5,350,000 shares of common stock were subsequently issued to Seaport on April 17, 2025. The fair value of the shares was recorded in additional paid-in capital on the issuance date, and the related liability of $4,693,210 was derecognized from the condensed consolidated balance sheets, with the difference recognized as a $6,196,441 loss on debt extinguishment.

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

Item 4. – Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our senior management, consisting of Dolan Falconer, President and Chief Executive Officer (Principal Executive Officer), and James C. White (Principal Financial and Accounting Officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Dolan Falconer, President and Chief Executive Officer (Principal Executive Officer) and James C. White (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. As previously disclosed, our disclosure controls and procedures were not effective due to the following material weaknesses identified: (1) material weaknesses in our internal controls over financial reporting related to valuation of matters associated with accounting for warrants, derivatives and unit-based compensation awards, particularly our process for developing the estimates, our application of the appropriate methodologies utilized, and our evaluation of the completeness and accuracy of the underlying data utilized in deriving the estimates; (2) material weaknesses in the complete identification and accounting interpretation of the complex terms in various contractual arrangements entered into, including those related to debt and equity arrangements, revenue arrangements with our customer, consulting and vendor arrangements for services provided and legal judgments; (3) material weaknesses related to the lack of appropriate approvals related to related party transactions; (4) material weaknesses related to the financial reporting close process, including the preparation and review of technical accounting interpretations and the recording of such balances, account reconciliations including inventory, preparation of tax provision, and journal entries, and; 5) material weaknesses related to the IT environment, including controls over cybersecurity, logical, network, and physical security, data backup and recovery, change management and vendor management, including review of SOC1 Type 2 reports and the consideration of the reports’ recommended end-user control considerations.

In addition, the restatement of our condensed consolidated financial statements for the three months ended March 31, 2025 identified further material weaknesses related to ineffective controls over the identification, recording, classification, and presentation of various transactions, including share-based arrangements with non-redemption shareholders, de-SPAC transaction cost classifications, duplicate expense recognition, tax penalty and interest accruals, revenue and cost of goods sold adjustments, balance sheet presentation of pledged shares, and the classification of prepaid inventory and accrued advisory fees. These errors demonstrated deficiencies in our period-end financial reporting controls and review procedures.

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

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

As previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2025, the Company had failed to remit U.S. federal taxes from amounts withheld from employee wages and the employer portion of such taxes during the period from the first quarter of 2017 through October 31, 2023. All payroll taxes and withholdings for the foregoing tax periods have been paid in full; however, the Company has accrued additional penalties and interest associated with late payments. On January 8, 2025, the Company remitted an additional $500,000 to the IRS toward satisfying these outstanding liabilities. As of June 30, 2025, the Company has not fully remitted to the IRS its tax obligations. The failure to deposit penalty and associated interest was calculated and recorded in the condensed consolidated balance sheets under the caption of accrued federal tax liability, penalties and interest.

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

Item 1A. – Risk Factors

You should consider the risks and uncertainties described under Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which we filed with the Securities and Exchange Commission on May 14, 2025, together with all other information contained or incorporated by reference in this Quarterly Report on Form 10-Q/A, when evaluating our business and our prospects. The risks and uncertainties that we face are not limited to those set forth in the Annual Report on 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business and the trading price of our securities. There are no material changes to the risk factors set forth in Part I, Item 1A, in our Annual Report on Form 10-K for the year ended December 31, 2024, except as described below:

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

On August 26, 2025, the Company received a deficiency letter (the “Periodic Report Notice”) from Nasdaq Listing Qualifications notifying the Company that it is not in compliance with the requirements of Nasdaq Listing Rule 5250(c)(1) as a result of not having timely filed with the SEC its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025. The Periodic Report Notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Global Market, and the filing of this Quarterly Report on Form 10-Q/A resolves the basis for delisting.

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

Moreover, ScanTech AI also issued following shares for the three months ended June 30, 2025: (i) 3,000,000 shares of common stock to Seaport Groupd SIBS LLC for the warrant exercised on March 31, 2025; (ii) 4,454,800 shares of common stock to Mars’ legacy shareholders pursuant to the non-redemption clause under the BCA agreement; (iii) 200,000 shares of common stock to Seaport Group SIBS LLC in accordance with the settlement agreement and mutual release dated October 14, 2024; (iv) 1,050,000 shares of common stock to Maximcash Fund Partnership LLC in accordance with the stock pledge agreement.; (v) 1,700,000 shares of common stock to TH Investor LP (“York”) in accordance with the Fifth Amended and Restated Operating Agreement; (vi) 1,500,000 shares of common stock to Polar Multi-Strategy Master Fund to fully settle the $1,250,000 loan; (vii) 5,398,000 shares of common stock to Silverback Capital Corporation in accordance with the settlement agreement and stipulation executed on March 20, 2025.

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
§

In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto is deemed to accompany this Quarterly Report on Form 10-Q/A and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certification will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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