Form 10-Q
period 2025-09-30
ScanTech AI Systems Inc.
filed 2025-12-15
CIK 1994624

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

The number of shares of the common stock of the registrant issued and outstanding as of December 11, 2025 was 75,613,124 shares of common stock.

SCANTECH AI SYSTEMS INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

PART 1 - FINANCIAL INFORMATION

Item 1. – Condensed Consolidated Financial Statements (unaudited)

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash	$157,646	$22,317
Prepaid expenses and other current assets	397,782	103,178
Prepaid inventory	57,071	61,213
Research and development tax credit receivable	38,475	164,761
Accounts receivable	—	287,448
Inventories	1,541,348	1,426,140
Securities pledged to creditors – common stock	2,872,653	—
Total current assets	5,064,975	2,065,057
Property and equipment, net	45,020	51,387
Other long-term assets	36,333	36,333
Total assets	$5,146,328	$2,152,777
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,533,531	$4,733,031
Accrued advisory fees	7,625,000	7,625,000
Accrued expenses and other current liabilities	316,433	1,817,304
Accrued compensation	950,020	1,692,327
Accrued federal tax liability, including penalties and interest	6,062,983	6,232,925
Interest payable	693,202	17,762,972
Interest payable to related parties	992,348	39,711,139
Dividend payable	—	427,766
Deferred revenue	727,634	1,621,707
Derivative liabilities	—	8,327,602
Warrant liabilities	—	16,241,092
Related parties payable	105,095	1,547,082
Short-term debt, net	7,700,078	27,648,051
Short-term debt from related parties, net	—	22,346,055
Total current liabilities	28,706,324	157,734,053
Long-term debt, net	3,000,000	—
Long-term debt from related parties, net	14,701,451	—
Earn-out liability	8,000	—
Total liabilities	46,415,775	157,734,053
Commitments and contingencies (Note 13)
Series A units subject to possible redemption, 9,965,000 units at a redemption value of $2.90 per unit as of December 31, 2024; none as of September 30, 2025	—	28,895,316
Shareholders’ deficit
Series A units (prior to reverse recapitalization, 245,300 units authorized, issued and outstanding as of December 31, 2024; after reverse recapitalization, no units issued and outstanding as of December 31, 2024 and September 30, 2025)	—	—
Series B units (prior to reverse recapitalization, 315,539,527 units authorized, 9,906,827 issued and outstanding as of December 31, 2024; after reverse recapitalization, no units issued and outstanding as of December 31, 2024 and September 30, 2025)	—	—
Series C units (prior to reverse recapitalization, 1,748,264 units authorized, 1,584,327 issued and outstanding as of December 31, 2024; after reverse recapitalization, no units issued and outstanding as of December 31, 2024 and September 30, 2025)	—	—
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 65,067,752 shares issued and outstanding as of September 30, 2025; 14,184,397 as of December 31, 2024	6,507	1,418
Shares to be issued (851,083 shares of common stock as of September 30, 2025; none as of December 31, 2024)	491,612	—
Additional paid-in capital	177,228,725	—
Accumulated deficit	(218,996,291)	(184,478,010)
Total shareholders’ deficit	(41,269,447)	(184,476,592)
Total liabilities and shareholders’ deficit	$5,146,328	$2,152,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$631,021	$—	$1,861,045	$522,166
Cost of goods sold	456,590	—	1,458,234	448,095
Gross margin	174,431	—	402,811	74,071
Operating expenses:
General and administrative expenses	4,530,392	1,378,388	21,889,320	3,863,403
Research and development expenses	517,629	814,539	2,845,937	2,604,500
Depreciation and amortization	5,194	8,137	22,307	24,376
Total operating expenses	5,053,215	2,201,064	24,757,564	6,492,279
Loss from operations	(4,878,784)	(2,201,064)	(24,354,753)	(6,418,208)
Other income (expense)
Change in fair value of derivative liabilities	—	(529,546)	(827,445)	(1,104,939)
Change in fair value of warrant liabilities	—	(17,452,684)	223,162	(30,931,345)
Change in fair value of convertible notes	51,672	—	51,672	—
Change in fair value of earnout liability	5,000	—	(8,000)	—
Transaction costs expensed	—	—	(8,763,915)	—
Gain on settlement of forward purchase agreement	—	—	1,406,669	—
Other expense	—	—	—	(16,176)
Interest expense	(654,788)	(3,249,134)	(1,991,141)	(9,106,317)
Loss on extinguishment of debt	(4,195,962)	—	(254,530)	—
Total other expense	(4,794,078)	(21,231,364)	(10,163,528)	(41,158,777)
Loss before income taxes	(9,672,862)	(23,432,428)	(34,518,281)	(47,576,985)
Provision for income taxes	—	—	—	—
Net loss	$(9,672,862)	$(23,432,428)	$(34,518,281)	$(47,576,985)
Net loss per share:
Basic and diluted	$(0.16)	$(1.69)	$(0.82)	$(3.47)
Weighted average number of shares/units:
Basic and diluted	58,968,437	14,184,397	41,919,904	14,184,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Series A Preferred
	Nonvoting Units				Series C Profit
	Non				Interest		Common Stock		Additional	Shares to be		Total
	redeemable		Series B Unit		Nonvoting		Number of		Paid-in	Issued	Accumulated	Shareholders’
Nine Months Ended September 30, 2025	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Amount	Deficit	Deficit
Balance as of December 31, 2024	245,300	$—	9,906,827	$—	1,584,327	$—	—	$—	$—	$—	$(184,476,592)	$(184,476,592)
Retroactive application of recapitalization	(245,300)	—	(9,906,827)	—	(1,584,327)	—	14,184,397	1,418	—	—	(1,418)	—
Adjusted Balances, beginning of period	—	—	—	—	—	—	14,184,397	1,418	—	—	(184,478,010)	(184,476,592)
Conversion of debt to common shares	—	—	—	—	—	—	10,882,329	1,088	19,985,546	—	—	19,986,634
Issuance of common shares for the settlement of accounts payable	—	—	—	—	—	—	18,911,133	1,891	16,141,661	—	—	16,143,552
Settlement of derivative liabilities into common shares	—	—	—	—	—	—	2,593,000	259	5,906,181	—	—	5,906,440
Issuance of common shares in connection with non-redemption agreements	—	—	—	—	—	—	4,858,876	486	10,834,808	—	—	10,835,294
Share-based compensation	—	—	—	—	—	—	855,125	86	752,632	—	—	752,718
Common shares issued in exchange for cash	—	—	—	—	—	—	303,951	30	999,970	—	—	1,000,000
Shares issued upon warrant exercise	—	—	—	—	—	—	3,000,000	300	6,089,700	—	—	6,090,000
Securities pledged to creditors - common stock	—	—	—	—	—	—	2,835,138	284	2,707,170	—	—	2,707,454
Reverse recapitalization transactions, net	—	—	—	—	—	—	4,548,273	455	112,464,679	—	—	112,465,134
Shares issued to settle debt issuance cost		—	—	—	—	—	2,095,530	210	1,346,378	—	—	1,346,588
Common shares to be issued-250,000 shares	—	—	—	—	—	—	—	—	—	250,000	—	250,000
Common shares to be issued-400,000 shares	—	—	—	—	—	—	—	—	—	165,200	—	165,200
Common shares to be issued-201,083 shares	—	—	—	—	—	—	—	—	—	76,412	—	76,412
Net loss	—	—	—	—	—	—	—	—	—	—	(34,518,281)	(34,518,281)
Balance as of September 30, 2025	—	$—	—	$—	—	$—	65,067,752	$6,507	$177,228,725	$491,612	$(218,996,291)	$(41,269,447)

	Series A Preferred
	Nonvoting Units
	Non								Additional		Total
	redeemable		Series B Units		Series C Units		Common Shares		Paid-In	Accumulated	Shareholders’
Nine Months Ended September 30, 2024	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2023	245,300	$—	9,906,827	$—	1,584,327	$—	—	$—	$—	$(159,184,883)	$(159,184,883)
Retroactive application of recapitalization	(245,300)	—	(9,906,827)	—	(1,584,327)	—	14,184,397	1,418	—	(1,418)	—
Adjusted Balances, beginning of period	—	—	—	—	—	—	14,184,397	1,418	—	(159,186,301)	(159,184,883)
Adjustment to shareholder receivables	—	—	—	—	—	—	—	—	(4,113)	—	(4,113)
Unit-based compensation	—	—	—	—	—	—	—	—	38,486	—	38,486
Preferred A Unit dividend	—	—	—	—	—	—	—	—	(34,373)	(1,640,718)	(1,675,091)
Net loss	—	—	—	—	—	—	—	—	—	(47,576,985)	(47,576,985)
Balance as of September 30, 2024	—	—	—	—	—	—	14,184,397	$1,418	$—	$(208,404,004)	$(208,402,586)

	Series A Preferred
	Nonvoting Units				Series C Profit
	Non				Interest		Common Stock		Additional	Shares to be		Total
	redeemable		Series B Unit		Nonvoting		Number of		Paid-in	Issued	Accumulated	Shareholders’
Three Months Ended September 30, 2025	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Amount	Deficit	Deficit
Balance as of June 30, 2025	—	$—	—	$—	—	$—	48,262,310	$4,826	$168,611,934	$250,000	$(209,323,429)	$(40,456,669)
Conversion of debt to common shares	—	—	—	—	—	—	200,000	20	(1,475,652)	—	—	(1,475,632)
Issuance of common shares for the settlement of accounts payable	—	—	—	—	—	—	12,411,265	1,241	8,019,842	—	—	8,021,083
Share-based compensation	—	—	—	—	—	—	580,125	58	234,704	—	—	234,762
Securities pledged to creditors - common stock	—	—	—	—	—	—	1,518,522	152	641,879	—	—	642,031
Shares issued to settle debt issuance cost	—	—	—	—	—	—	2,095,530	210	1,346,378	—	—	1,346,588
Common shares to be issued-400,000 shares	—	—	—	—	—	—	—	—	—	165,200	—	165,200
Common shares to be issued-201,083 shares	—	—	—	—	—	—	—	—	—	76,412	—	76,412
Net loss	—	—	—	—	—	—	—	—	—	—	(9,672,862)	(9,672,862)
Balance as of September 30, 2025	—	$—	—	$—	—	$—	65,067,752	$6,507	$177,228,725	$491,612	$(218,996,291)	$(41,269,447)

	Series A Preferred
	Nonvoting Units
	Non								Additional		Total
	redeemable		Series B Units		Series C Units		Common Shares		Paid-In	Accumulated	Shareholders’
Three Months Ended September 30, 2024	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2024	245,300	$—	9,906,827	$—	1,584,327	$—	—	$—	$—	$(184,393,971)	$(184,393,971)
Retroactive application of recapitalization	(245,300)	—	(9,906,827)	—	(1,584,327)	—	14,184,397	1,418	—	(1,418)	—
Adjusted Balances, beginning of period	—	—	—	—	—	—	—	1,418	—	(184,395,389)	(184,393,971)
Adjustment to shareholder receivables	—	—	—	—	—	—	—	—	(2,625)	—	(2,625)
Preferred A Unit dividend	—	—	—	—	—	—	—	—	2,625	(576,187)	(573,562)
Net loss	—	—	—	—	—	—	—	—	—	(23,432,428)	(23,432,428)
Balance as of September 30, 2024	—	—	—	—	—	—	14,184,397	$1,418	$—	$(208,404,004)	$(208,402,586)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCANTECH AI SYSTEMS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net loss	$(34,518,281)	$(47,576,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,307	24,376
Share-based compensation expense	829,129	38,486
Fair value of shares issued as non-redemption compensation	10,835,294	—
Shares issued to settle debt issuance cost	1,346,588	—
Gain on extinguishment of debt, net	254,530	—
Amortization of debt issuance cost	60,709	443
Change in fair value of derivative liabilities	827,445	1,104,939
Change in fair value of warrant liabilities	(223,162)	30,931,345
Change in fair value of convertible notes	(51,672)	—
Change in fair value of earnout liabilities	8,000	—
Transaction costs expensed	8,763,915	—
Interest expense paid in shares	242,748	—
Payment of advisory and insurance expenses	715,000	—
Reverse recapitalization transaction	129,676	—
Change in operating assets and liabilities:
Research and development tax credit receivable	126,286	82,170
Prepaid and other current assets	(341,662)	(240,439)
Accounts receivable	287,448	—
Inventory	(115,208)	(770,256)
Accounts payable	5,467,916	776,975
Accrued liabilities	105,198	(36,522)
Accrued compensation	289,882	59,494
Accrued federal tax liability, including penalties and interest	(169,942)	732,919
Interest payable	674,715	3,676,348
Interest payable to related parties	992,348	5,251,784
Deferred revenue	(894,073)	208,062
Related parties payable	(33,260)	627,814
Long term assets	—	(36,333)
Net cash used in operating activities	(4,368,126)	(5,145,380)
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(15,940)	(1,100)
Net cash used in investing activities	(15,940)	(1,100)
FINANCING ACTIVITIES
Proceeds from loans	4,437,000	5,018,940
Proceeds from stock options and warrants exercised	30,010	—
Payment of loans	(197,615)	—
Proceeds from issuance of common stock	250,000	—
Loan origination fees	—	(20,000)
Adjustment to shareholder receivables	—	(4,113)
Net cash provided by financing activities	4,519,395	4,994,827
Net increase (decrease) in cash during period	135,329	(151,652)
Cash, beginning of period	22,317	333,084
Cash, end of period	$157,646	$181,432
SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES
Conversion of debt, warrants and derivatives to equity, other	$34,866,513	$—
Conversion of debt, warrants and derivatives to equity, troubled debt restructuring	$54,499,066	$—
Conversion of Seaport warrants to equity	$18,447,186	$—
Conversion of accounts payable to equity	$16,143,555	$—
Securities pledged to creditors	$2,872,653	$—

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

Going Concern Consideration

As of September 30, 2025, the Company had $157,646 in cash, a significant working capital deficit of $23,641,349 and accumulated deficit of $218,996,291. For the nine months ending September 30, 2025, net cash used in operating activities was $4,368,126. The Company’s business plan is dependent on several factors, including securing customer agreements, achieving the Transportation Safety Administration’s APSS 6.2 certification, and raising capital to fund operations, each of which may not occur. The Company is expected to continue to incur losses, and its ability to achieve and sustain profitability will depend on the achievement of sufficient revenues to support the Company’s cost structure. The Company may never achieve profitability and, unless and until it does, the Company will need to continue to raise additional capital.

We currently have limited cash resources and significantly greater current liabilities than current assets. The majority of our funding consists of advances from Seaport Group SIBS LLC (“Seaport”). Should Seaport cease to make such advances prior to us obtaining other sources of financing sufficient to pay our expenses and current liabilities, we would be unable to continue in business.

Historically, we have financed operations primarily through cash generated from debt offerings and equity raises. Our primary short-term requirements for liquidity and capital are to fund general working capital and capital expenditures. Our principal long-term working capital are primarily used for research and development expenses, operational payroll and development of scanning for customers.

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

On June 18, 2024, the Legacy Company entered into a settlement and mutual release agreement with Taylor Frères Americas LLP and TFGS VII Gestion LLC (together, “TFA”), as amended on October 24, 2024 (the “TFA Settlement Agreement”). Under the agreement, TFA agreed to accept 1,445,000 shares of common stock at the closing of the Business Combination as full satisfaction of certain equity interests and $7,625,000 of alleged debt (which the Company neither confirms nor denies). The Company believes that the TFA Settlement Agreement expired and terminated on December 31, 2024, before the Business Combination closed. Of the total shares issued, 850,000 were allocated to settle TFA’s equity interests in the Legacy Company, and 595,000 were issued in settlement of accrued liabilities of $7,625,000, although the liability remained unsettled as of September 30, 2025.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standard Update No.(“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU No. 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU No. 2023-07 during the year ended December 31, 2024. (See Note 17 - Segment and Geographic Information for further detail.)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes, which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid, and modifies other income tax-related disclosure requirements. The updated standard is effective for us beginning with our fiscal year 2025 annual reporting period. The Company does not anticipate the adoption of this standard to have a material impact on the consolidated financial statements for the year ending December 31, 2025.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures of certain additional expense information on an annual and interim basis, including, among other items, the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each statement of operations expense caption, as applicable. The updated standard is effective for our annual periods beginning in fiscal year 2026 and interim periods beginning in the first quarter of fiscal year 2027. The Company is still evaluating the impact on the consolidated financial statements.

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

Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company maintains its cash deposits with major financial institutions over the FDIC limit. There were no cash equivalents as of September 30, 2025 and December 31, 2024.

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

We evaluate our long-lived assets each quarter for indicators of potential impairment. Indicators of impairment include current period losses combined with a history of losses, or when changes in other circumstances indicate the carrying amount of an asset may not be recoverable. The assets of the Company with indicators of impairment are evaluated for recoverability by comparing its undiscounted future cash flow with its carrying value. If the carrying value is greater than the undiscounted future cash flows, we then measure the asset’s fair value to determine whether an impairment loss should be recognized. If the resulting fair value is less than the carrying value, an impairment loss is recognized for the difference between the carrying value and the estimated fair value. There were no impairment charges for the three and nine months ended September 30, 2025 and 2024, respectively.

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

Revenue Recognition

Overview

The Company’s sales revenue includes revenues related to deliveries of new CT Sentinel scanning systems, and specific other products and services that meet the definition of a performance obligation under ASC 606, Revenue from Contracts with Customers, including applicable operating system updates and bins. We recognize revenue from CT Sentinel scanning systems upon customer acceptance. Customer acceptance occurs at the earlier of when the customer provides notice or within 30 days of customer receipt of goods. We recognize revenue on bins once goods are delivered. Revenue attributable to applicable operating system updates, if material, are recognized on a straight-line basis over the expected ownership life of the CT Sentinel scanning systems, as we have a stand-ready obligation to deliver such services to the customer. All our revenue for the nine month ended September 30, 2025 and 2024 was recognized at point-in-time upon customer acceptance.

For our performance obligations, we allocate the transaction price using the expected cost plus a margin approach. Stand alone selling prices are estimated by considering costs used to develop and deliver the service, third-party pricing of similar options and other information that may be available. The Company recognizes its revenues net of any value-added tax or sales tax. Payments are received at three milestone dates including at contract inception, upon delivery and after customer acceptance.

The Company currently has one distribution customer to whom it sells its baggage scanning systems. We act as principal in this transaction as we are primarily responsible for fulfilling the contract and have inventory risk, and thus record the gross amount earned within total revenue. Baggage scanning systems including fixed gantry detectors, image-processing units and conveyance systems are sold as a combined baggage scanning system. Training services designed to enable distributor customers to service baggage scanning systems they sell to end users of such systems are deemed to be immaterial in the context of the contract.

Restocking fees

Restocking fees for goods expected to be returned are included in the estimate of the transaction price at contract inception and recorded as revenue when control of the goods are transferred. Restocking costs are recorded as a reduction of the amount of return assets when control goods are transferred to the customer. There were no goods expected to be returned at contract inception. No restocking fees were incurred for the nine months ended September 30, 2025 or 2024, respectively.

Disaggregation of Revenue

The Company has one reportable operating segment. Currently the Company has only one revenue contract, all of which relates to a customer located in North America.

Contract Balances

Contract liabilities are included within the deferred revenues in the condensed consolidated balance sheets. The Company does not have any material contract assets.

Deferred revenue represents the Company’s obligation to transfer goods or services to its customers for which it has already received consideration (or the amount is due) from the customer. The Company’s deferred revenue balance primarily relates to contract advances. Deferred revenue in the amount of $727,634 and $1,621,707 were recorded in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.

The Company recognized revenue of $631,021 and $1,861,045 for the three and nine months ended September 30, 2025, respectively, and $0 and $522,166 for the three and nine months ended September 30, 2024, respectively.

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

The 2025 Equity Incentive Plan provides for noncash equity-based compensation through grants of common stock. Share-based compensation is based on the fair value of the common stock on the grant date, as determined by the daily price movement of the Nasdaq stock market. Compensation expense is recognized over the period from the grant date through the expected vesting date.

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

The debt issuance costs incurred by the Company during the periods presented relate to the Seaport operating debt incurred in the prior year and the debt associated with Maximcash Solutions LLC. In accordance with ASC 835 - 30, the Company capitalized these issuance costs as a direct deduction from the carrying amount of the related debt liability. The capitalized costs are being amortized over the term of the respective debt agreements using the effective interest method, with the amortization recorded as interest expense in the condensed consolidated financial statements.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year’s presentation.

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

Seaport Credit Facility

On December 31, 2024, Seaport SIBS LLC, an affiliate of Seaport, entered into a senior secured credit facility with ScanTech AI (the “Seaport Credit Facility”) for a maximum of $2,000,000, with the initial advance available 15 days after execution. The principal amount and accrued interest are due upon demand no later than 12 months from the date of funding. The Seaport Credit Facility bears Payment-In-Kind (PIK) interest at 15.0% per annum, calculated on a 360-day year. Secured by the borrower’s collateral pool, the facility designates the holder as a party to the Intercreditor Agreement dated September 24, 2024. As of September 30, 2025, none was drawn from the Seaport Credit Facility.

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

Management determined that the restructuring constituted a troubled debt restructuring as defined by ASC 470-60, as the creditors granted concessions and the Company was experiencing financial difficulty. The transaction resulted in an aggregate gain on troubled debt restructuring of $83.7 million, of which $29.2 million of the gain was recognized in gain on extinguishment of debt in the condensed consolidated statement of operations, and $54.5 million of the gain was recognized as an adjustment to additional paid-in capital as these debts were held by a related party and tantamount to a capital transaction.

Share Issuances in Connection with the Financing and Debt to Equity Conversions at or after the Closing

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

On March 31, 2025, Seaport Group SIBS LLC exercised 3,000,000 warrants by paying the Company $30,000 in cash pursuant to an amendment to the Seaport bridge loan agreements executed on the same date. The corresponding shares were issued on April 2, 2025. As of September 30, 2025, the Company recognized additional paid-in capital of $6,090,000 in connection with the warrant exercise.

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

On May 19, 2025, the Company issued 1,700,000 shares of common stock to TH Investor, LP to settle $2,326,241 of accrued expenses related to a profit-sharing interest associated with one of the Company’s earliest lenders. The Company also issued 1,500,000 shares of common stock to Polar Multi-Strategy Master Fund to settle a $1,250,000 loan and recorded a $325,000 loss on debt extinguishment, representing the difference between the fair value of the shares issued and the $1,250,000 debt balance.

On October 10, 2025, the Company received a notice from Polar asserting that, because certain shares issued under the Polar subscription and settlement agreement had not been registered with the SEC by August 1, 2025, (i) the settlement was void and the Polar Note matured as of that date, and (ii) the Polar Note was in default and began accruing interest at 18% effective August 1, 2025. In response, the Company adjusted the previously recorded loss on debt extinguishment and reinstated the $1,250,000 principal balance, along with accrued interest of $37,885, calculated at 18% from August 1, 2025, for the three and nine months ended September 30, 2025.

In connection with the settlement agreement with Silverback dated March 20, 2025, the Company subsequently issued 1,500,000 shares to Silverback Capital Corporation on May 7, 2025 for the second tranche to assume $540,000 of accounts payable and $600,000 of loans; 1,600,000 shares on May 21, 2025 for the third tranche to assume $742,033 of accounts payable and $42,966 of loans; 2,298,000 shares on June 11, 2025 for the fourth tranche to assume $554,300 of accounts payable and $250,000 of loans; 1,500,000 and 1,565,762 on July 18 and July 29, 2025 respectively for the fifth tranche to assume $1,064,489 of accounts payable; 2,680,000 and 1,165,503 shares on July 30 and July 31, 2025 respectively for the sixth tranche to assume $993,185 of accounts payable and $300,000 of loans; and 2,700,000 and 2,800,000 on August 19 and September 4, 2025 respectively for the seventh tranche to assume $1,120,606 of accounts payable.

On June 18, 2025, the Company entered into Amendment No. 1 to its loan and security agreement with Maximcash Fund Partnership LLC, under which it agreed to issue 200,000 shares of common stock upon the closing of the first $250,000 funding tranche. The Company issued the 200,000 shares on July 25, 2025.

On July 3, 2025, the Company entered into a security purchase agreement with 340 Broadway Holdings LLC and agreed to issue 2,095,530 shares of common stock as an origination fee for a $1,500,000 convertible note executed on the same date. On July 9, 2025, 340 Broadway Holdings LLC assigned half of the loan ($750,000) and half of the origination shares (1,047,765 shares) to Southern Point Capital Corporation under a partial assignment and assumption agreement. On July 25, 2025, the Company issued 1,047,765 shares each to 340 Broadway Holdings LLC and Southern Point Capital Corporation, totaling 2,095,530 shares.

On August 25, 2025, the Company received a shortfall notice under the stock pledge agreement from Maximcash Fund Partnership LLC requesting that it pledge an additional 1,518,522 shares of common stock to support the $500,000 loan borrowed on May 15, 2025, due to a decline in the value of the previously pledged shares. The Company issued 1,518,522 shares on August 29, 2025 to satisfy the requirement.

On September 24, 2025, the Company issued 580,125 shares as stock compensation to its employees.

The following tables summarizes the number of shares of common stock issued in connection with the Business Combination and subsequent equity issuance:

Common Stock
Common Stock Upon the Business Combination	18,732,670
Common Stock issued on January 6, 2025	352,795
Common Stock issued on January 30, 2025	1,650,000
Common Stock issued on February 18, 2025	3,772,177
Common Stock issued on March 27, 2025	1,101,868
Common Stock issued on April 2, 2025	7,654,800
Common Stock issued on April 17, 2025	5,350,000
Common Stock issued on May 7, 2025	1,500,000
Common Stock issued on May 16, 2025	1,050,000
Common Stock issued on May 19, 2025	3,200,000
Common Stock issued on May 21, 2025	1,600,000
Common Stock issued on June 11, 2025	2,298,000
Common Stock issued on July 18, 2025	1,500,000
Common Stock issued on July 25, 2025	2,295,530
Common Stock issued on July 29, 2025	1,565,762
Common Stock issued on July 30, 2025	2,680,000
Common Stock issued on July 31, 2025	1,165,503
Common Stock issued on August 19, 2025	2,700,000
Common Stock issued on August 29, 2025	1,518,522
Common Stock issued on September 5, 2025	2,800,000
Common Stock issued on September 24, 2025	580,125
Common Stock issued and outstanding as of September 30, 2025	65,067,752

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

At the Closing date, the fair value of the earn-out liability was estimated to be $30,000 using a probability-weighted income approach. This valuation reflects management’s expectations regarding the likelihood of achieving the performance targets and a probability-adjusted forecast of earnings. The earn-out liability will continue to be remeasured at fair value at each reporting date until the contingency is resolved, with changes recognized in earnings. As of September 30, 2025, the earn-out liability was estimated to be $8,000. A change in fair value of earn-out liability of $5,000 and $(8,000) was recorded for both the three and nine months ended September 30, 2025, respectively.

NOTE 4 — Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares and potentially dilutive common share equivalents outstanding for the period determined using the treasury-stock and if-converted methods. For the purpose of the diluted net loss per share calculation, common stock equivalents are considered to be potentially dilutive securities.

Prior to the Business Combination Closing Date, the Legacy Company was a limited liability company and issued Series A, Series B and Series C membership units. Series A units are entitled to a preferred rate of return and Series C units are equivalent to profits interests. Only Series B units have voting rights. All Series B and Series C units are used in the computation of net loss per unit.

The Legacy Company has also issued a number of warrants, exercisable at $0.01 per unit at any time from the warrant agreement execution dates to the exercise period end dates. Depending on the warrant agreement, the exercise period varies from seventh to tenth anniversary of the warrant agreement execution date. Given the nominal exercise price, penny warrants are considered to be outstanding in the context of basic earnings per share, and thus the units are included in the computation of basic and diluted earnings per unit. However, the puttable warrants associated with the Bay Point note are anti-dilutive. Therefore, the Bay Point warrants are excluded from the calculation of diluted net loss per unit. All warrants issued by the Legacy Company were exercised upon the completion of the Business Combination as of January 2, 2025. There were 0 and 4,837,348 warrants outstanding as of September 30, 2025 and 2024, respectively.

Following the completion of the Business Combination, the Company issued common stock to its stockholders. It had 58,968,437 and 41,919,904 weighted average shares of Common Shares for the three and nine months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company had equivalent weighted average Common Shares of 14,184,397.

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

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(9,672,862)	$(23,432,428)	$(34,518,281)	$(47,576,985)
Dividend	—	(573,562)	—	(1,675,090)
Earnings available for common shares/units	$(9,672,862)	$(24,005,990)	$(34,518,281)	$(49,252,075)
Denominator:
Weighted average common shares/units outstanding (basic)	58,968,437	14,184,397	41,919,904	14,184,397
Dilutive effect of potential shares/units	—	—	—	—
Weighted average common shares/units outstanding (diluted)	58,968,437	14,184,397	41,919,904	14,184,397
Basic net loss per share/unit	$(0.16)	$(1.69)	$(0.82)	$(3.47)
Diluted net loss per share/unit	$(0.16)	$(1.69)	$(0.82)	$(3.47)

NOTE 5 — Property and Equipment, Net

Property and equipment, net, as of September 30, 2025 and December 31, 2024, consisted of the following:

	Estimated useful life	September 30, 2025	December 31, 2024
Finance lease ROU asset	4-5 years	$33,662	$33,662
Computers and equipment	3-5 years	180,239	164,299
Less: Accumulated depreciation and amortization		(168,881)	(146,574)
Property and equipment, net		$45,020	$51,387

Depreciation expenses were $22,307 and $24,376 for the nine months ended September 30, 2025 and 2024, respectively and $5,194 and $8,137 for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and the years ended December 31, 2024, the Company focused primarily on research and development which were expensed as incurred as the costs had no alternative future use.

NOTE 6 — Related Party Transactions

John Redmond

John Redmond was the former chairman of ScanTech’s board of directors prior to Business Combination. Upon the consummation of the Business Combination, the majority of the loan balances, including accrued interest, owed to John Redmond were converted into shares of the Company’s common stock.

At the Closing of Business Combination, only three loans, together totaling $3.4 million, issued by St. James Bank and Trust Company Ltd (“SJBT”) via the promissory note agreements between Azure LLC and ScanTech remained on the condensed consolidated balance sheets. The remaining loan balances, along with the related accrued interest payable, had been converted into shares of the Company’s common stock at the Closing of the Business Combination. The settlement was treated as a capital transaction, with the corresponding gain being recorded in additional paid-in capital, as the settlement was deemed to be a troubled debt restructuring. As of December 31, 2024, the Company’s outstanding loan balances with these entities, including accrued interest, were approximately $61.3 million. As of December 31, 2024, the Company was in default on all notes held by Azure.

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

On February 7, 2025, the Company entered into a non-binding refinancing term sheet with NACS, LLC, John Redmond, and SJBT. Under the terms of this agreement, the Company agreed to issue 316,616 shares of common stock to SJBT. SJBT would sell these shares, subject to a leak-out agreement, and use the sale proceeds to repay the carryforward amounts of the existing loans. The proceeds from the share sales were specifically designated to reduce accrued and unpaid interest on the Azure loans. The 316,616 shares were issued but not yet registered with the SEC as of the date of the condensed consolidated financial statements, and the shares have not been sold in the public market. Upon issuance, the fair value of the shares was recorded in the condensed consolidated balance sheet under the caption of “securities pledged to creditors” and was remeasured at the time the shares were pledged. The corresponding fair value was recorded in the condensed consolidated statement of operations.

On April 25, 2025, the Company executed a promissory note agreement with SJBT for $2,850,000 bearing interest at 12% per annum. This note replaced all outstanding principal and accrued interest under the Azure loans.

On May 15, 2025, the Company executed a subscription agreement with John Redmond for the purchase of 250,000 shares of common stock at $1 per share. John Redmond remitted the $250,000 on May 13, 2025. As of the date of these condensed consolidated financial statements, the shares have not yet been issued, and the Company has recorded the $250,000 as “shares to be issued” in the condensed consolidated balance sheets.

The following table lists the accrued interest and principal balances of the notes issued to related parties associated with John Redmond.

	As of September 30, 2025			As of December 31, 2024
	Interest	Principal		Interest	Principal
Entity	Payable	Payable	Total	Payable	Payable	Total
Azure-SJBT	$—	$—	$—	$3,095,947	$6,831,987	$9,927,934
NACS, LLC	—	—	—	25,052,756	11,493,949	36,546,705
Assumed notes	—	—	—	11,092,887	3,770,119	14,863,006
Total	$—	$—	$—	$39,241,590	$22,096,055	$61,337,645

Mr. Redmond also paid expenses on behalf of the Company which were not included as principal balance in any of Mr. Redmond’s outstanding loans. As of September 30, 2025 and December 31, 2024, Mr. Redmond’s outstanding expense advances were $0.1 million and $1.3 million, respectively. These items are presented in the condensed consolidated balance sheets under the caption of related parties payables.

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

Alice Wilson

Ms. Wilson is the sister of Mr. Falconer. Ms. Wilson has extended an expense advance on behalf of the Company. The balance of Mrs. Wilson’s expense advance as of September 30, 2025 and December 31,2024 was $20,000. The amount was presented in the condensed consolidated balance sheets under the caption of related parties payable.

Seaport Group SIBS LLC

On September 23, 2024, the Company entered into an intercreditor and collateral agency agreement with Seaport Group SIBS LLC. Pursuant to the agreement, the Company agreed to exchange the entire outstanding principal and accrued interest on the Seaport Global loan, as of the date of the Business Combination, for a new loan in the same total amount. The accumulated interest was capitalized into the principal balance of the new loan. As of December 31, 2024 and September 30, 2025, the total principal, including rolled-in interest, was $14,701,451.

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

The Company executed the Fourth Amendment to the Business Combination Agreement on September 30, 2024, pursuant to which it agreed to issue 1,149,230 shares of common stock to Seaport Group SIBS LLC in connection with the promissory bridge note dated March 27, 2024. Separately, on January 2, 2025, the Company entered into a supplemental agreement with Seaport, under which Seaport agreed to waive any and all claims it and its affiliates may have against the Company in exchange for 100,000 shares of common stock. In total, 1,249,230 shares of common stock were issued to Seaport on February 18, 2025 in connection with these agreements.

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

The components of lease cost were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Short-term Lease Cost	$47,320	$45,500	$140,747	$129,667

NOTE 8 — Inventories

The following table summarizes the Company’s inventories, net as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Raw materials and parts	$1,033,738	$643,410
Work-in-progress	117,151	257,395
Finished goods	390,459	525,335
Total inventories	$1,541,348	$1,426,140

NOTE 9 — Federal Tax Liability, Penalties and Interest

From the first quarter of 2017 through October 31, 2023, the Company failed to remit U.S. federal taxes from amounts withheld from employee wages and failed to remit the employer portion of such taxes. In addition, during the same period, the Company did not file quarterly federal tax returns on Form 941 to report income taxes and payroll taxes withheld from employee wages. As a result, the Company has an accrued payroll tax liability on its condensed consolidated balance sheets that amounted to $6.06 million and $6.23 million as of September 30, 2025 and December 31, 2024, respectively. The Company has devised and implemented a plan to become compliant with its obligations, including hiring appropriate counsel, preparing and filing appropriate historical filings, making payments, and engaging in discussions with appropriate parties, including the Internal Revenue Service (“IRS”). There can be no assurance that the IRS will agree to the terms of a settlement and instead not demand immediate payment of the amounts due. Even if a settlement offer is accepted, the terms of any settlement may require substantial upfront payments, which the Company may not have sufficient funds available for. In addition, willful failure to comply with statutory obligations to collect, account for and pay over taxes imposed on employees is a federal criminal offense. There can be no assurance that the Department of Justice will not commence criminal charges against the Company and management for failure to remit payroll taxes to the IRS.

The Company has remitted payments to the IRS for employee income tax withholdings as well as both the employee and employer portions of payroll taxes. All payroll taxes and withholdings for the payroll periods from November 1, 2023, through September 30, 2025, have been fully paid. However, the Company submitted payments for four payroll cycles after the applicable deadlines and has accrued the related penalties and interest associated with these late payments.

As of September 30, 2025, the Company had not fully remitted to the IRS the employee income taxes withheld and payroll taxes accrued prior to November 1, 2023. The related failure-to-deposit penalties and associated interest have been calculated and recorded on the condensed consolidated balance sheets under the caption “Accrued federal tax liability, penalties, and interest.” On January 8, 2025, the Company remitted an additional $500,000 to the IRS toward satisfying these outstanding liabilities.

NOTE 10 — Share-Based Compensation

On February 18, 2025, the Company filed a registration statement on Form S-8 with the SEC to register 4,000,000 shares of common stock for issuance under the 2025 Equity Incentive Plan. The number of shares available under the plan equals 15% of the total common shares issued and outstanding immediately after the Business Combination, calculated on a fully diluted basis. The 2025 Equity Incentive Plan provides non-cash, equity-based compensation through grants of common stock, with share-based compensation measured at the fair value of the common stock on the grant date based on Nasdaq trading prices.

For the three months ended September 30, 2025, the Company granted restricted stock unit awards to employees, all with vesting start dates of January 2, 2025. Share-based compensation expense is calculated using the share price on the award-execution date which also serves as the grant date. Employees vest in these awards over service periods generally ranging from two to five years, with most awards beginning to vest on January 2, 2025 and continuing to vest on a straight-line basis as services are rendered.

The following table presents a summary regarding restricted stock units issued as compensation to employees:

		Weight-Average
		Grant Date Fair Value	Share-Based
	Total Units	Per Share	Compensation Expense
Outstanding at December 31, 2024	—	$—	$—
Granted	1,740,375	0.40	—
Vested	(580,125)	0.40	234,762
Forfeited	—	—	—
Outstanding at September 30, 2025	1,160,250	$0.40	$234,762

On January 8, 2020, the Company entered into a consulting agreement with MG Partners, LLC to provide referral and strategic financing advisory services for an initial term of one year. The agreement was automatically renewed for additional six-month period unless terminated by either party. As compensation, MG Partners, LLC was entitled to receive a fee for any debt or equity financing procured on behalf of the Company. As of December 31, 2024, no such fees were payable as fees were contingent on a business combination. The agreement further provided that if a Business Combination occurred during the term of the agreement, or within two years thereafter, MG Partners, LLC may be entitled to receive between 2.5% and 5.0% of the proceeds in the event of a sale of the Company. 75,000 shares of common stock were issued on February 18, 2025. The fair value of the shares on the grant date was $263,250, which was recorded as share-based compensation in the condensed consolidated statement of operations.

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

On May 16, 2025, the Company issued 50,000 shares of common stock to Maximcash Fund Partnership LLC for lender consulting and other origination services. The shares were measured at fair value on the issuance date, and the Company recorded $47,705 of share-based compensation expense.

On September 1, 2025, the Company entered into a consultancy agreement with FSR Group, under which FSR will provide financial advisory services for an initial six-month term beginning on that date. As consideration, the Company agreed to issue 1,206,500 shares of common stock as an advisory fee. The shares were measured at fair value on the agreement’s effective date and vest over the service period from September 1, 2025 through February 28, 2026. As of the date of these condensed consolidated financial statements, the shares have not yet been issued. For the three months ended September 30, 2025, the Company recorded $76,412 of share-based compensation expense and an equal amount as “shares to be issued” in the condensed consolidated balance sheets for the vested portion.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, respectively, and indicates the fair value hierarchy of the valuation inputs the Company utilized.

Description	Level	September 30, 2025	December 31, 2024
Liabilities
Warrant liabilities	3	$—	$16,241,092
Derivative liabilities	3	$—	$8,327,602
Earn-out liability	3	$8,000	$—

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

The following tables present information about the change in fair value of the Company’s Level 3 warrant liabilities and derivative liabilities for the three and nine months ended September 30, 2025.

	Three Months Ended	Nine Months Ended
Warrant liabilities	September 30, 2025	September 30, 2025
Fair value - beginning of period	$—	$16,241,092
Issuance	—	—
Warrant exercised	—	(16,017,930)
Change in fair value	—	(223,162)
Fair value - end of period	$—	$—

	Three Months Ended	Nine Months Ended
Derivative liabilities	September 30, 2025	September 30, 2025
Fair value - beginning of period	$—	$8,327,602
Issuance	—	—
Option exercised	—	(9,155,047)
Change in fair value	—	827,445
Fair value - end of period	$—	$—

	Three Months Ended	Nine Months Ended
Earn-out liabilities	September 30, 2025	September 30, 2025
Fair value - beginning of period	$13,000	$—
Issuance	—	—
Change in fair value	(5,000)	8,000
Fair value - end of period	$8,000	$8,000

NOTE 12 — Debt and Warrant Liabilities

The following table presents the outstanding principal and accrued interest balances as of September 30, 2025 and December 31, 2024. Interest expense includes both contractual interest in the notes and the amortization of original issue discounts. Original issue discounts reflect debt issuance costs as well as the relative fair value of warrants issued concurrently with certain debt instruments. All outstanding indebtedness is secured by a continuing security interest in substantially all of the Company’s assets.

Notes	Maturities	Effective Rate	September 30, 2025	December 31, 2024
340 Broadway holdings	2026	15.0%	$1,000,000	$—
Silverback Capital Corporation	2026	15.0%	1,000,000	—
Aegus Corp	2024	12.0%	230,000	230,000
Maximcash Solutions LLC	2025	44.0%	471,750	—
Seaport notes	2030	9.0%	14,701,451	17,612,166
Steele consolidated	2028	9.0%	3,000,000	2,863,000
St. James Bank&Trust	2025	12.0%	2,850,000	—
Christopher Green	2025	20.0%	50,000	—
Convertible notes	2026	15.0%	848,328	—
Polar note	2025	18.0%	1,250,000	1,175,000
Azure SJBT notes	2024	14.5%	—	2,275,000
LAM LHA	2024	7.8%	—	40,456
John Redmond(other)	2018-2024	12.0%	—	19,821,055
Catalytic notes	2020	12.0%	—	1,563,796
Bay Point notes	2023	15.0%	—	813,633
Seed financing notes	2024	12.0%	—	3,600,000
Total Principal			$25,401,529	$49,994,106
Accrued interest (compounded)			1,685,550	57,474,111
Total debt			$27,087,079	$107,468,217
Reported as:
Short-term debt			9,385,628	107,468,217
Long-term debt			17,701,451	—
Total debt			$27,087,079	$107,468,217

As of January 2, 2025. nearly all lenders agreed to convert their outstanding principal and accrued interest balances into common stock of the Company with the exceptions of Aegus Corporation, Azure SJBT, LAM LHA, Polar loan, Seaport Group SIBS, and Steele note.

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

On April 25, 2025, the Company executed a promissory note agreement with SJBT for $2,850,000 bearing interest at 12% per annum. This note replaced all outstanding principal and accrued interest under the three remaining Azure loans. As of September 30, 2025, no principal or accrued interest related to the Azure loans was recorded in the Company’s condensed consolidated balance sheets.

The following table presents the accrued interest and principal balances of the Azure notes outstanding to related parties affiliated with John Redmond.

			Principal and Accrued Interest
Issuance date	Maturities	Interest Rate	As of September 30, 2025	As of December 31, 2024
January 1, 2021	March 31, 2024	12.00%	$—	$1,110,178
January 1, 2021	March 31, 2024	12.00%	—	5,412,393
October 25, 2021	March 31, 2024	14.50%	—	632,888
October 25, 2021	March 31, 2024	14.50%	—	1,423,997
October 1, 2022	March 31, 2024	14.50%	—	1,348,478
		Total	$—	$9,927,934

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

Following table summarizes the position in all the notes owned by Mr. Redmond.

	As of September 30, 2025			As of December 31, 2024
	Interest	Principal		Interest	Principal
Entity	Payable	Payable	Total	Payable	Payable	Total
Azure-SJBT	$—	$—	$—	$3,095,947	$6,831,987	$9,927,934
NACS, LLC	—	—	—	25,052,756	11,493,949	36,546,705
Assumed Notes	—	—	—	11,092,887	3,770,119	14,863,006
Total	$—	$—	$—	$39,241,591	$22,096,055	$61,337,646

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

Pursuant to the loan amendment agreement executed on December 1, 2023, on September 28, 2023, the total accrued and unpaid interest in the amount of $500,853 were rolled into the principal in the amount of $10,170,000 at the time to reach at an aggregate principal amount of $10,670,853. On December 31, 2023, the total accrued and unpaid interest in the amount of $352,725 were rolled into the principal in the amount of $12,317,475 at the time to reach at an aggregate principal amount of $12,670,200 as of December 31, 2023.

On September 23, 2024, the Company entered into an intercreditor and collateral agency agreement with Seaport Group SIBS LLC. Pursuant to the agreement, the Company agreed to exchange the entire outstanding principal and accrued interest on the Seaport Group SIBS LLC loan, as of the date of the Business Combination, for a new loan in the same total amount. The accumulated interest was rolled into the principal balance of the new loan. As of December 31, 2024, the total principal, including rolled-in interest, was $14,701,451. This amount was recorded as the new principal balance as of the Closing date. The Company accrued $330,783 and $992,348 interest on this loan for the three and nine months ended September 30, 2025, respectively.

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

Seaport Credit Facilities

On December 31, 2024, the Company entered into the Seaport Credit Facility with Seaport Group SIBS LLC. Under the terms of the agreement, Seaport agreed to provide the Company with a credit facility up to $2,000,000 in principal. The outstanding principal and all accrued interest under the Seaport Credit Facility are due and payable upon demand by Seaport, 12 months from the date the funds are disbursed. The Seaport Credit Facility carries an annual interest rate of 15%. As of September 30, 2025, none was drawn from the Seaport Credit Facility.

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

Upon the Closing of the Business Combination on January 2, 2025, the outstanding principal and accrued interest related to the Catalytic note of $2,409,490 and derivative liability of $224,434 were settled through the issuance of 391,712 shares of the Company’s common stock. The conversion eliminated the associated debt balances from the Company’s condensed consolidated balance sheets, and there is no outstanding liability as of September 30, 2025. Separately, the Company issued 100,000 shares of common stock to Catalytic on February 18, 2025 in connection with the waiver of all claims Catalytic and its affiliates may have against the Company.

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

Upon the closing of the Business Combination on January 2, 2025, the outstanding principal and accrued interest related to the Bay Point note totaling $1,351,647, the derivative liability of $254,167, and accrued exit fees, legal fees, and late fees totaling $1,606,070 were converted into 402,745 shares of the Company’s common stock. This conversion eliminated the related debt balances from the Company’s condensed consolidated balance sheets, and there is no outstanding liability as of September 30, 2025. Separately, on February 18, 2025, the Company issued 100,000 shares of common stock to Bay Point in connection with the waiver of all claims by Bay Point and its affiliates, and an additional 100,000 shares in settlement of legal fees incurred in the process.

Polar Note

On April 2, 2024, Polar Multi-Strategy Master Fund (“Polar”), Mars, the Sponsor, and the Company entered into a subscription agreement. Under the agreement, the Sponsor aimed to raise funds from existing Mars investors, which would then be loaned to the Legacy Company for working capital purposes (the “Polar Note”). Polar agreed to contribute up to $1,000,000 to the Sponsor as a capital contribution in exchange for subscription shares. The Company was obligated to repay the full principal amount of the Polar Loan to Polar upon the closing of the Business Combination. As consideration for the capital investments funded by Polar the Company issued to Polar one common share for each dollar of loan as of or prior to the Business Combination. The Polar Loan shall not accrue interest. The Company concluded that the feature in the Polar Loan is embedded derivatives which are included in the derivative liability balance on the December 31, 2024 balance sheet in the amount of $2,607,000.

On May 29, 2024, Polar, the Sponsor and the Company executed another subscription agreement to increase the total capital investment amount from $1,000,000 to $1,250,000.

The Company made its first and second draw requests of $500,000 each on April 3 and April 5, 2024, respectively, both of which were fully funded by the Sponsor. A third draw request of $250,000 was made on May 31, 2024, of which $175,000 was funded; the remaining $75,000 was retained by the Sponsor to cover shared transaction expenses related to the Business Combination. Upon the Closing of the Business Combination on January 2, 2025, the Company assumed the additional $75,000 liability, resulting in a total debt balance of $1,250,000 owed to Polar. On May 19, 2025, the Company issued 1,500,000 shares of common stock in full settlement of this liability and recorded a $325,000 loss on debt extinguishment, representing the difference between the fair value of the shares issued and the $1,250,000 debt balance.

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

On October 10, 2025, the Company received a notice from Polar asserting that, because certain shares issued under the Polar subscription and settlement agreement had not been registered with the SEC by August 1, 2025, (i) the settlement was void and the Polar Note matured as of that date, and (ii) the Polar Note was in default and began accruing interest at 18% effective August 1, 2025. In response, the Company adjusted the previously recorded loss on debt extinguishment and reinstated the $1,250,000 principal balance, along with accrued interest of $37,885, calculated at 18% from August 1, 2025, for the three and nine months ended September 30, 2025.

Aegus Bridge Financing Notes

On May 7, 2024, the Company signed a bridge financing note with Aegus Corporation, with an initial principal amount of $230,000. The bridge financing note has a maximum principal draw amount of up to $500,000, a maturity date of November 15, 2024, and an annual interest rate of 12%, In addition, at the consummation of the Business Combination, the note is to be repaid in full out of the proceeds of the transaction and Aegus Corporation is to be issued 1 share for every $1 lent to the Company under the terms of the bridge financing. Upon the completion of the Business Combination on January 2, 2025, the principal and interest on the Aegus bridge financing note remained unpaid. On February 10, 2025, the Company agreed to issue (i)234,380 shares of common stock to Aegus Corporation pursuant to BCA Amendment No. 4; (ii)  70,000 shares of common stock to Aegus Corporation in accordance with the settlement agreement and mutual release dated October 14, 2024; (iii) 23,000 shares of common stock to Aegus Corporation in accordance with the letter agreement dated February 7, 2025.

The Company concluded that the features in the bridge financing were embedded derivatives, which were included in the derivative liability balance of the condensed consolidated balance sheets as of December 31, 2024. Upon the Closing of the Business Combination on January 2, 2025, the derivative liability of $551,000 was settled through the issuance of 130,500 shares of common stock.

As of September 30, 2025 and December 31, 2024, the aggregate principal and accrued interest on the note were $269,187 and $248,487, respectively.

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

Upon the Closing of the Business Combination on January 2, 2025, all of the outstanding principal and accrued interest, associated derivative liabilities and warrant liabilities were converted into shares of the Company’s common stock. The conversion eliminated the associated liability balances from the Company’s condensed consolidated balance sheets, and there is no outstanding liability as of September 30, 2025.

340 Broadway Holdings notes

On January 22, 2025 and January 24, 2025, the Company entered into a series of senior secured promissory note agreements with 340 Broadway Holdings LLC. Pursuant to the terms of these agreements, 340 Broadway Holdings LLC agreed to provide the Company with senior secured financing totaling $2,000,000. The notes bear interest at an annual rate of 15% and mature 12 months from the respective funding dates. The Company received $1,200,000 on January 23, 2025, and the remaining $800,000 on January 30, 2025. On January 22, 2025, $1,000,000 of the outstanding balance was assigned to Silverback Capital Corporation. As of September 30, 2025, the outstanding principal on the 340 Broadway Holdings notes were $1,000,000, and the accrued interest amounted to $101,000.

On July 3, 2025, the Company entered into a senior secured convertible promissory note with 340 Broadway Holdings LLC, under which 340 Broadway Holdings LLC agreed to provide $1,500,000 in senior secured financing. The notes bear interest at 15% per annum and mature 12 months from the agreement date. On the same date, the Company entered into a security purchase agreement with 340 Broadway Holdings LLC and agreed to issue 2,095,530 shares of common stock as an origination fee for the $1,500,000 convertible note.

On July 9, 2025, 340 Broadway Holdings LLC assigned half of the loan ($750,000) and half of the origination shares (1,047,765 shares) to Southern Point Capital Corporation under a partial assignment and assumption agreement. On July 25, 2025, the Company issued 1,047,765 shares each to 340 Broadway Holdings LLC and Southern Point Capital Corporation, totaling 2,095,530 shares. Of the total loan commitment, $450,000 was funded by 340 Broadway Holdings LLC during the third quarter of 2025.

Southern Point Capital Corporation note

Pursuant to the partial assignment and assumption agreement executed on July 9, 2025, Southern Point Capital Corporation assumed $750,000 of the note from 340 Broadway Holdings LLC and received the corresponding 1,047,765 origination shares on July 25, 2025. Of the total loan commitment, $450,000 was funded by Southern Point Capital Corporation during the third quarter of 2025.

Silverback Capital Corporation notes

On January 22, 2025, 340 Broadway Holdings LLC assigned $1,000,000 of senior secured promissory note agreements with the Company to Silverback Capital Corporation (“Silverback”). The notes bear interest at an annual rate of 15% and mature 12 months from the respective funding dates. As of September 30, 2025, the outstanding principal on the Silverback Capital Corporation notes were $1,000,000, and the accrued interest amounted to $103,333.

Steele Consolidated notes

On September 23, 2024, the Company executed an intercreditor and collateral agency agreement with the holders of Steele Interests SIBS, LLC, Steele Interests SIBS II, LLC, Steele Interests SIBS III, LLC, and Steele Interests SIBS IV, LLC (the “Steele Lenders”). Under this agreement, the Steele Lenders agreed to convert the total outstanding principal and accrued interest on their respective loans into a single new loan with a principal balance of $3,000,000 upon the closing of the Business Combination. This loan bears interest at 9% per annum and matures in 2028. As of September 30, 2025, the outstanding principal on the Steele consolidated notes were $3,000,000, and the accrued interest amounted to $202,500.

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

On August 25, 2025, the Company received a shortfall notice under the stock pledge agreement from Maximcash Fund Partnership LLC requesting that it pledge an additional 1,518,522 shares of common stock to support the $500,000 loan borrowed on May 15, 2025, due to a decline in the value of the previously pledged shares. The Company issued 1,518,522 shares on August 29, 2025 to satisfy the requirement.

On September 29, 2025, the Company entered into a Second Amendment to the Loan and Security Agreement with Maximcash, under which it agreed to issue 400,000 shares of common stock as additional pledged shares for the two months in which the Company elected to pay interest only rather than interest and principal. These shares are to be registered in accordance with Section 12(i) of the Stock Pledge Agreement as “Initial Pledge Shares” and are subject to all applicable pledge terms under that agreement. As of the date of these condensed consolidated financial statements, the shares have not yet been issued, and their fair value at the amendment execution date has been recorded as “shares to be issued” in the equity section and an equal amount as “ Securities pledged to creditors- common stock” in the asset section in the condensed consolidated balance sheet.

The Company recorded a total of $1,761,331, representing the fair value of the Pledged Shares on the issuance date or the agreement execution date, as an asset under “security pledged to creditors” in its condensed consolidated balance sheet as of September 30, 2025.

Christopher Green notes

On September 25, 2025, the Company entered into a short-term promissory note with Christopher Green, under which he provided $50,000 in financing. The note bears interest at 20% per annum and matures one month from the agreement date. Funding was received on the same date. As of the date of these condensed consolidated financial statements, the Company has not repaid the principal or interest, and the note is in default. The default interest rate is 24% per annum.

Liabilities Trigged by Business Combination

Pursuant to the Fifth Amended and Restated Operating Agreement of SIBS, NACS LLC purchased all of the ownership interests in the Company previously held by York Capital Management Global Advisors, LLC (“York”). As part of the agreement, the Legacy Company agreed that if, at any time following the Closing date, it receives aggregate proceeds of $20 million or more in connection with a sale, liquidation, recapitalization, merger, initial public offering, or other transaction (including the distribution of profits or other consideration such as stock or securities), it would be obligated to pay York the following: (i) 20% of all proceeds exceeding $20 million but less than $100 million; and (ii) 10% of all proceeds equal to or exceeding $100 million but less than $200 million. Upon the Closing of the Business Combination, the equity value of the Legacy Company was determined to be $31,631,205. In accordance with the agreement with York, the Company recorded an accrued liability of $2,326,241 as of the date of closing, as the option was contingent upon a business combination. On May 19, 2025, the Company issued 1,700,000 shares of common stock in full settlement of the $2,326,241 liability, and no liability related to York was outstanding as of September 30, 2025.

During the fourth quarter of 2023, Ellenoff Grossman and Schole LLP (“EGS”), the Legacy Company’s legal counsel, agreed to receive delay payments on the service fees for services provided to the Company. Pursuant to the agreement, the Company is required to pay deferral service fees contingent upon the successful completion of the Business Combination. As of the date of Business Combination, the deferred service fees remained unpaid, and the Company recorded an accrued liability of $1,061,002 as of September 30, 2025 related to these unpaid services.

On June 18, 2024, the Legacy Company entered into a settlement and mutual release agreement (as amended on October 24, 2024, the “TFA Settlement Agreement”) with Taylor Frères Americas LLP and TFGS VII Gestion LLC (together, “TFA”). The TFA Settlement provided that TFA agreed to accept at the closing of the Business Combination, 1,445,000 shares of common stock in exchange for and as satisfaction in full for certain equity owned by TFA and $7,625,000 of debt allegedly owed to TFA (which alleged debt the Company neither confirms or denies). However, the Company believes that the TFA Settlement Agreement expired on December 31, 2024, prior to the closing of the Business Combination, and accordingly, that the TFA Settlement Agreement terminated on December 31, 2024. Of the total shares issued, 850,000 shares were allocated in exchange for TFA’s equity interests in the Legacy Company, while the remaining 595,000 shares were issued in settlement of accrued liabilities of $7,625,000, though the liability has not ultimately been settled as of September 30, 2025.

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

Management believes that while a settlement with the unrelated third party is reasonably possible, the outcome remains uncertain. Accordingly, no liability has been accrued as of the balance sheet date. However, in accordance with ASC 450-20-50, Contingencies, the Company has disclosed this contingency due to the potential for a material adverse effect on the Company’s financial position, results of operations, or cash flows should the waivers not be mutually executed, though at this time a liability cannot be reasonably estimated.

The Company continues to evaluate the situation and will update its assessment as new information becomes available.

Tax Matters

From the first quarter of 2017 until October 31, 2023, the Company failed to remit U.S. federal taxes from amounts withheld from employee wages and also failed to remit the employer portion of such taxes. In addition, during the same period, the Company did not file quarterly federal tax returns on Form 941 to report income taxes and payroll taxes withheld from employee wages. As a result, the Company has an accrued payroll tax liability on its condensed consolidated balance sheets that amounted to $6.1 million and $6.2 million as of September 30, 2025 and December 31, 2024, respectively.

The Company has remitted payments to the IRS for employee income tax withholdings as well as both the employee and employer portions of payroll taxes. All payroll taxes and withholdings for the payroll periods from November 1, 2023, through September 30, 2025, have been fully paid. However, the Company submitted payments for four payroll cycles after the applicable deadlines and has accrued the related penalties and interest associated with these late payments.

As of September 30, 2025, the Company had not fully remitted to the IRS the employee income taxes withheld and payroll taxes accrued prior to November 1, 2023. The related failure-to-deposit penalties and associated interest have been calculated and recorded on the condensed consolidated balance sheets under the caption “Accrued federal tax liability, penalties, and interest.” On January 8, 2025, the Company remitted an additional $500,000 to the IRS toward satisfying these outstanding liabilities.

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

Following the closing of the Business Combination, the Company became a corporation subject to U.S. federal and applicable state income taxes. For interim reporting periods, the Company estimates its annual effective tax rate and applies this rate to year-to-

date pre-tax income or loss. The Company also recognizes the tax effects of discrete items in the period in which they occur, including changes in enacted tax laws or rates.

For the nine months ended September 30, 2025, the Company’s effective tax rate was 0%. The Company expects its effective tax rate for the full fiscal year 2025 will remain at 0%, primarily due to the following (i) the gains on the extinguishment of debt recognized for financial statement purposes were not taxable to the Company, the gains were recognized by the Legacy Company prior to the Business Combination, and (ii) the full valuation allowance recorded against deferred tax assets.

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

NOTE 16 — Shareholders’ Deficit

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

For the nine months ended September 30, 2025, the Company issued an additional 46,335,082 shares of common stock to settle various liabilities and raise funding, including amounts previously owed to Seaport and the conversion of certain accounts payable into common stock. As a result, the Company reflected a total of 65,067,752 shares of common stock as issued and outstanding on its books as of September 30, 2025.

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

During second quarter of 2025, Silverback completed the second, third, and fourth tranches of the agreement by acquiring $2,729,299 of liabilities in exchange for 5,398,000 shares of common stock. During third quarter of 2025, Silverback completed the fifth, sixth and seventh tranches of the agreement by acquiring $3,478,280 of liabilities in exchange for 12,411,265 shares of common stock.

The Company entered into a subscription agreement with John Redmond on May 15, 2025, under which it agreed to sell him 250,000 shares of its common stock at $1.00 per share. Mr. Redmond remitted the $250,000 purchase price on May 12, 2025. As of September 30, 2025, the Company had not yet issued the 250,000 shares, and accordingly, the related amount was recorded as “shares to be issued” in the condensed consolidated balance sheet as of September 30, 2025.

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

The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$631,021	$—	$1,861,045	$522,166
Cost of goods sold	456,590	—	1,458,234	448,095
Gross margin	174,431	—	402,811	74,071
Operating expenses:
General and administrative expenses	4,530,392	1,378,388	21,889,320	3,863,403
Research and development expenses	517,629	814,539	2,845,937	2,604,500
Depreciation and amortization	5,194	8,137	22,307	24,376
Total operating expenses	5,053,215	2,201,064	24,757,564	6,492,279
Loss from operations	(4,878,784)	(2,201,064)	(24,354,753)	(6,418,208)
Other income (expense)
Change in fair value of derivative liabilities	—	(529,546)	(827,445)	(1,104,939)
Change in fair value of warrant liabilities	—	(17,452,684)	223,162	(30,931,345)
Change in fair value of convertible notes	51,672	—	51,672	—
Change in fair value of earnout liability	5,000	—	(8,000)	—
Transaction costs expensed	—	—	(8,763,915)	—
Gain on settlement of forward purchase agreement	—	—	1,406,669	—
Other expense	—	—	—	(16,176)
Interest expense	(654,788)	(3,249,134)	(1,991,141)	(9,106,317)
Loss on extinguishment of debt	(4,195,962)	—	(254,530)	—
Total other expense	(4,794,078)	(21,231,364)	(10,163,528)	(41,158,777)
Loss before income taxes	(9,672,862)	(23,432,428)	$(34,518,281)	$(47,576,985)
Provision for income taxes	—	—	—	—
Net loss	$(9,672,862)	$(23,432,428)	$(34,518,281)	$(47,576,985)

NOTE 18 — Subsequent Events

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

On October 10, 2025, the Company received correspondence (the “Polar Notice”) from Polar that asserted that, because certain shares of the Company’s common stock issued under the Polar Subscription and Settlement Agreement had not been registered with the SEC by August 1, 2025, (i) the settlement is void and the Polar Note matured as of August 1, 2025, and (ii) the Polar Note is now in default and has been collecting interest at 18% since August 1, 2025. As previously disclosed, on April 29, 2025, the Company, ScanTech Identification Beam Systems, LLC (“SIBS”), and Polar Multi-Strategy Master Fund (“Polar”) entered into a subscription and settlement agreement (the “Polar Subscription and Settlement Agreement”) related to a promissory note dated December 31, 2024 with a principal amount of $1,250,000 (the “Polar Note”). In response, the Company adjusted the previously recorded loss on debt extinguishment and reinstated the $1,250,000 principal balance, along with accrued interest of $37,885, calculated at 18% from August 1, 2025, for the three and nine months ended September 30, 2025.

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

On November 24, 2025 (the “Effective Date”), the Company entered into an Agreement and Amendment No. 1 to the Supplemental Agreement (the “Steele Agreement”) by and between the Company, Karl Brenza (for limited purposes), ScanTech Identification Beam Systems LLC (“SIBS”), Steele Interest SIBS LLC (“Steele I”), Steele Interest SIBS II LLC (“Steele II”), Steele Interest SIBS III LLC (“Steele III”), Steele Interest SIBS IV LLC (“Steele IV” and together with Steele I, Steele II, and Steele III, referred to as the “Steele Lenders”), and Steele Interest LLC (“Steele Interests” and, collectively with the Steele Lenders, “Steele”).

The Steele Agreement amends the Supplemental Agreement (the “Supplemental Agreement”) entered into with the same parties on January 31, 2025 which related to the Loan Exchange & Release Agreement entered into on September 25, 2025.

Pursuant to the Steele Agreement, on the Satisfaction Date (as defined below), the mutual release and waiver provided for in accordance with the Supplemental Agreement shall no longer be subject to Section G of the Supplemental Agreement which shall be deleted in its entirety. Section G of the Supplemental Agreement had originally conditioned the mutual release and waiver provided for by the Supplemental Agreement on the condition that Taylor Freres Americas LLP, TFGS VII Gestion LLC, Zachary Taylor, and their affiliates (the “TF Parties”) extend the date by which the business combination agreement, entered into by the Company, SIBS, and Mars Acquisition Corp., must close by January 2, 2025 and that the TF Parties and the Company release all claims against each other. In addition, pursuant to the Steele Agreement, up and until the Satisfaction Date, the Steele Lenders agree not to object to any settlement agreement entered into by and between the Company and the TF Parties so long as the settlement agreement does not involve any compensation paid to the TF Parties other than in the form of common stock of the Company and the amendment to the Company’s Registration Statement on Form S-1 (SEC File No. 333-284806) (the “Resale Registration Statement”) has been filed with the Securities and Exchange Commission (the “SEC”) by January 30, 2026. The “Satisfaction Date” is defined as the date on which each of the following shall have occurred: (i) the First Additional Shares (as defined in the Supplemental Agreement), the Second Additional Shares (as defined in the Supplemental Agreement), the Steele Shares (as defined below) and the Legal and Expense Shares (as defined below) have all been included to be registered in the Resale Registration Statement; (ii) the Resale Registration Statement shall have been filed with the SEC prior to 5:00 p.m. (Eastern) on January 30, 2026; (ii) the Company has issued and delivered, or caused to be issued and delivered, the First Additional Shares, the Second Additional Shares, the Steele Shares, the Legal and Expense Shares and the Exchange Agreement Shares (as defined below) to an account for the benefit of Steele at Continental Stock Transfer & Trust Company (“Continental”); and (d) the Resale Registration Statement has been declared effective by the SEC. Pursuant to the Agreement, the Company is also obligated to issue 1,200,000 shares consisting of the First Tranche Shares

The Company and SIBS each acknowledged and agreed that they, on a joint and several basis, are justly indebted to, and currently owe and shall pay, the Steele Lenders a total of $550,000 as reimbursement of legal fees paid and/or previously incurred by the Steele Lenders in connection with certain loans made by the Steele Lenders to SIBS and the Exchange Agreement (as defined in the Supplemental Agreement) (collectively, the “Steele Legal Fees”). On November 25, 2025, the Company issued to Steele, at Continental, 2,500,000 shares of the Company’s common stock (the “Legal and Expense Shares”), to cover in full the obligation of the Company and SIBS to pay to Steele for (or reimburse Steele for the payment of) the Steele Legal Fees.

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

On December 5, 2025, our Board of Directors approved a reverse stock split of our common stock at a ratio of 1-for-20. The reverse stock split was declared but is not yet effective as of September 30, 2025. The effectiveness of the reverse stock split is subject to satisfying Nasdaq listing requirements and CUSIP number adjustments, and is expected to occur on or about December 16, 2025.

Upon the effectiveness of the reverse stock split, every 20 shares of common stock issued and outstanding will be automatically converted into one share of common stock. The par value and authorized number of shares of common stock will not change. All outstanding options, warrants, and other securities entitling their holders to acquire shares of common stock will be adjusted proportionally.

The historical earnings per share (EPS) data included in the accompanying condensed consolidated financial statements have been prepared on a pre-reverse stock split basis. To provide relevant information to investors, unaudited pro forma basic and diluted EPS data, giving effect to the reverse stock split, are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2025		September 30, 2025
	Historical	Pro Forma	Historical	Pro Forma
	(Unaudited,	(Unaudited,	(Unaudited,	(Unaudited,
	Pre-Split)	Post Split)	Pre-Split)	Post Split)
Basic EPS	$(0.16)	$(3.28)	$(0.82)	$(16.47)
Diluted EPS	$(0.16)	$(3.28)	$(0.82)	$(16.47)
Weighted average common shares/units outstanding (basic)	58,968,437	2,948,422	41,919,904	2,095,995
Weighted average common shares/units outstanding (diluted)	58,968,437	2,948,422	41,919,904	2,095,995

Item 2. – Management’s Discussion and Analysis of Financial Condition And Results of Operations

The discussions in this Quarterly Report on Form 10-Q (“Report”) contain forward-looking statements reflecting our current expectations that involve risks and uncertainties. These statements are made under the “safe harbor” provisions of the U.S. Private Securities Litigation Reform Act of 1995. When used in this Report, the words “anticipate,” “expect,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on May 14, 2025. Factors that could cause or contribute to these differences include those discussed below as well as those discussed elsewhere in this Quarterly Report on Form 10-Q (including under “Risk Factors”) and in our Annual Report on Form 10-K filed with the SEC on May 14, 2025. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and we caution investors against unduly relying upon these statements. In all events, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, change in circumstances, future events or otherwise, and you are advised to consult any additional disclosures that we may make directly to you or through reports that we, in the future, may file with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and current reports on Form 8-K. Forward-looking statements speak only as of the date they are made. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based, except as required by law.

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

SENTINEL Scanner Description

SENTINEL’s fix-gantry CT architecture incorporates four discrete pairs of fixed multi-energy X-ray generators and detector arrays. Each generator/ detector pair is optimally configured to provide non- traditional planar slices significantly expanding the robustness, reliability and repeatability of image data reconstruction and improving the system’s ability to discriminate/interrogate threat materials and hidden objects. The orientation of the generators/detectors yield three discrete slices of the target for interrogation: 1) Perpendicular to the tunnel; 2) 45° angle along the Belt from Entrance to Exit, and; 3) 45° angle backwards along the Belt from Exit to Entrance. The three slices of metadata are used to reconstruct a three- dimensional map of the effective atomic numbers (Zeff) and mass densities of the scanned contents. The projections in this innovative geometry provide three unique planes while the projections of conventional CT systems are essentially in a single plane. Three integrated and interlaced slices through an object versus the typical single plane slice of data in rotating-gantry CT improves spatial recognition, particularly in high clutter situations, as the four X-ray projections are traveling through unique paths for a given area of interest. Coupled with few-view CT reconstruction and advanced threat detection algorithms, SENTINEL’S architecture expands the robustness, reliability and repetition of the measurement data.

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

SENTINEL systems are based on the company’s proprietary fixed-gantry CT technology, which employs four fixed X-ray generators and detector arrays to create a three-dimensional visualization of the object being scanned. Each generator/detector array is optimally configured to provide planar projections that significantly expand the robustness, reliability and repetition of image data and volumetric reconstruction to improve the discrimination and interrogation of threat materials and hidden objects.

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

Results of Operations

We have not been profitable since inception. As of September 30, 2025, our accumulated deficit was $219.0 million and as of December 31, 2024, our accumulated deficit was $184.5 million. Since inception, we have financed our operations primarily through different forms of debt, primarily promissory notes.

Operating expenses primarily consist of general and administrative costs, including payroll, as well as research and development expenses. As of September 30, 2025, general and administrative expenses represented the largest component of our operating expenses. These costs have increased significantly over the past 12 months, primarily due to expenses associated with capital markets activities related to the Business Combination.

For the three months ended September 30, 2025 and 2024, operating expenses were $5.1 million and $2.2 million, respectively, an increase of 229% during the period. For the nine months ended September 30, 2025 and 2024, operating expenses were $21.9 million and $3.9 million, respectively, an increase of 467% during the period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative expenses	$4,530,392	$1,378,388	$21,889,320	$3,863,403
Research and development expenses	517,629	814,539	2,845,937	2,604,500
Depreciation and amortization	5,194	8,137	22,307	24,376
Total operating expenses	$5,053,215	$2,201,064	$24,757,564	$6,492,279

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

Results of Operations

The results of operations presented below should be reviewed in conjunction with the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024, and other information included elsewhere in this filing.

The following table sets forth our condensed consolidated statement of operations for the three and nine months ended September 30, 2025 and 2024, respectively.

For the three and nine months ended September 30, 2025, the Company reported a net loss of $9.7 million and $34.5 million. The primary driver of net loss during the period was de-SPAC transaction costs, non-redemption compensation expenses and equity recapitalization that occurred upon the Closing of the Business Combination.

As of January 2, 2025, nearly all lenders agreed to convert their outstanding principal and accrued interest into the Company’s common stock, except for Aegus Corporation, Azure SJBT, LAM LHA, Polar, Seaport Group SIBS, and Steele. The Azure SJBT loans were consolidated into a new $2.9 million loan with SJBT bearing interest at 12% per annum. The LAM LHA loan was settled pursuant to the arrangement with Silverback Capital Corporation.

Under the settlement agreement with Silverback dated March 20, 2025, the Company issued approximately 18.9 million shares of common stock during the nine months ended September 30, 2025, across seven tranches to settle a total of $7.6 million of accounts payable and debt, resulting in an $8.3 million loss on debt extinguishment. The Company also issued 5,350,000 shares to Seaport to settle cumulative principal and accrued interest related to the first and second bridge loans, purchase order loans, and OPG loans, generating a $6.2 million net loss on debt extinguishment.

As a result of these settlements, the Company recognized a net loss on extinguishment of debt of $4.2 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2025, the Company recorded transaction costs of $0 and $8.8 million, respectively, primarily related to the de-SPAC transactions. To facilitate the Business Combination, the Company issued 4.9 million non-redemption shares to legacy Mars shareholders in exchange for retaining their public shares, resulting in $10.8 million of non-redemption compensation expense recorded in the first quarter of 2025.

For the three and nine months ended September 30, 2024, the Company reported a net loss of $23.4 million and $47.6 million. The loss was primarily driven by a non-cash increase in warrant and derivative liabilities, as well as higher interest expenses, reflecting the impact of increased outstanding debt and fair value adjustments related to warrants and derivative instruments during the period.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$631,021	$—	$1,861,045	$522,166
Cost of goods sold	456,590	—	1,458,234	448,095
Gross margin	174,431	—	402,811	74,071
Operating expenses:
General and administrative expenses	4,530,392	1,378,388	21,889,320	3,863,403
Research and development expenses	517,629	814,539	2,845,937	2,604,500
Depreciation and amortization	5,194	8,137	22,307	24,376
Total operating expenses	5,053,215	2,201,064	24,757,564	6,492,279
Loss from operations	(4,878,784)	(2,201,064)	(24,354,753)	(6,418,208)
Other income (expense)
Change in fair value of derivative liabilities	—	(529,546)	(827,445)	(1,104,939)
Change in fair value of warrant liabilities	—	(17,452,684)	223,162	(30,931,345)
Change in fair value of convertible notes	51,672	—	51,672	—
Change in fair value of earnout liability	5,000	—	(8,000)	—
Transaction costs expensed	—	—	(8,763,915)	—
Gain on settlement of forward purchase agreement	—	—	1,406,669	—
Other expense	—	—	—	(16,176)
Interest expense	(654,788)	(3,249,134)	(1,991,141)	(9,106,317)
Loss on extinguishment of debt	(4,195,962)	—	(254,530)	—
Total other expense	(4,794,078)	(21,231,364)	(10,163,528)	(41,158,777)
Loss before income taxes	(9,672,862)	(23,432,428)	(34,518,281)	(47,576,985)
Provision for income taxes	—	—	—	—
Net loss	$(9,672,862)	$(23,432,428)	$(34,518,281)	$(47,576,985)

General and Administrative Expense

For the three months ended September 30, 2025 and 2024, general and administrative expenses were $4.5 million and $1.4 million, respectively, representing a year-over-year increase of 229%. For the nine months ended September 30, 2025 and 2024, general and administrative expenses were $21.9 million and $3.9 million, respectively, representing a year-over-year increase of 467%. This significant increase was primarily driven by higher professional service fees related to the Business Combination and share-based compensation issued to legacy Mars shareholders for retaining their public shares and service providers who supported the completion of the Business Combination.

Pursuant to BCA Amendment No. 4, the Company agreed to issue 4.9 million non-redemption shares to legacy Mars shareholders for not redeeming their public shares prior to the business combination, for which $10.8 million of compensation expense was recorded in the first quarter of 2025. Several vendors provided critical services in connection with the Business Combination, and the Company agreed to compensate them with shares of common stock upon the completion of the Business Combination. On January 2, 2025, the Company also issued 75,000 shares to MG Partners, LLC; 50,000 shares to Outside The Box Capital Inc; 100,000 shares to Roth Capital Partners LLC; and 50,000 shares to Maximcash Solution LLC. The aggregate fair value of these shares was $518.0 thousand, which the Company recorded as share-based compensation expense for the nine months ended September 30, 2025. In addition, the Company incurred legal service fees of $1.1 million to Ellenoff Grossman & Schole LLP in connection with the Business Combination.

Research and Development Expense

For the three months ended September 30, 2025 and 2024, research and development expenses were $0.5 million and $0.8 million, respectively, a 36% decrease during the period. For the nine months ended September 30, 2025 and 2024, research and development expenses were $2.8 million and $2.6 million, respectively, a 9% increase during the period.

The increase in research and development expenses was attributable primarily to a continued and ongoing increase in investment in the Company’s artificial intelligence software and continued investment in its proprietary algorithms with the anticipation of filing additional patents in the future.

Depreciation and Amortization

For the three months ended September 30, 2025 and 2024, depreciation and amortization expenses were $5.2 thousand and $8.1 thousand, respectively. For the nine months ended September 30, 2025 and 2024, depreciation and amortization expenses were $22.3 thousand and $24.4 thousand, respectively. The change was not material.

Interest Expense

For the three months ended September 30, 2025 and 2024, interest expense was $0.7 million and $3.2 million, respectively, representing a decrease of 80% year over year. For the nine months ended September 30, 2025 and 2024, interest expense was $2.0 million and $9.1 million, respectively, representing a decrease of 78% year over year. Interest expense includes accrued interest and any penalties, including default interest, on outstanding promissory notes. The decrease in interest expense is primarily attributable to the settlement of a majority of the Company’s debt obligations through conversion into common stock upon the completion of the Business Combination. As a result, only a limited number of debt instruments remained outstanding on the Company’s condensed consolidated balance sheets as of September 30, 2025.

Other Income (Expense)

For the three months ended September 30, 2025 and 2024, the Company recorded total other expenses of $4.8 million and $21.2 million, respectively. The decrease was primarily driven by a $17.5 million reduction in the fair value of warrant liabilities, 2.6 million reduction in interest expenses, partially offset by a $4.3 million increase in loss on extinguishment of debt.

For the nine months ended September 30, 2025 and 2024, the Company recorded total other expenses of $10.2 million and $41.2 million respectively. The decrease was primarily attributable to a net $31.5 million decrease in the fair value of warrant liabilities, derivative liabilities and earnout liability, a $7.1 million reduction in interest expense, and a $1.4 million gain on settlement of the forward purchase agreement. These favorable impacts were partially offset by $8.8 million of transaction costs expensed and a $0.4 million loss on extinguishment of debt.

Upon completion of the Business Combination, all outstanding warrants and options were exercised and converted into shares of the Company’s common stock, except for the options related to Seaport’s second bridge loan, which were exercised on January 7, 2025. The options and warrants were fair valued prior to conversion, and the resulting changes in the fair value of derivative and warrant liabilities were recorded accordingly. As of September 30, 2025, no derivative or warrant liabilities were recorded in the Company’s condensed consolidated balance sheet.

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

Liquidity and Capital Resources

To date, we have financed our operations primarily through the issuance of debt. Since our inception, we have incurred significant operating losses and negative cash flows. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $219.0 million and $184.5 million, respectively. The Company’s liabilities ae significantly greater than its assets.

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

The Company’s operating losses raise substantial doubt about our ability to continue as a going concern for one year from the date the condensed consolidated financial statements are issued. As of September 30, 2025 and December 31, 2024, our cash balance was $157,646 and $22,317, respectively. As a result, our previous auditor included an explanatory paragraph in its report on our consolidated financial statements for the year ended December 31, 2024 with respect to this uncertainty.

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

Cash Flow

The following table provides information regarding our cash flows for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Operating activities	$(4,368,126)	$(5,145,380)
Investing activities	(15,940)	(1,100)
Financing activities	4,519,395	4,994,827
Net increase (decrease) in cash during period	$135,329	$(151,652)

For the nine months ended September 30, 2025, cash used in operating activities was $4.4 million, reflecting a net loss of $34.5 million, adjusted for non-cash charges of $23.8 million and changes in operating assets and liabilities of $6.4 million. Non-cash charges primarily included $10.8 million of fair value of shares issued as non-redemption compensation and $8.8 million of transaction costs expensed, and 1.3 million on shares to settle debt issuance cost.

For the nine months ended September 30, 2024, cash used in operating activities was $5.1 million, reflecting a net loss of $47.6 million, adjusted for non-cash charges of $32.1 million and changes in operating assets and liabilities of $10.3 million. Non-cash charges primarily included $32.0 million of change in fair value expense.

For the nine months ended September 30, 2025, cash used in investing activities was $16 thousand, consisting of purchases of property, plant and equipment of $16 thousand.

For the nine months ended September 30, 2024, cash used in investing activities was $1 thousand, consisting of purchases of property, plant and equipment of $1 thousand.

For the nine months ended September 30, 2025, cash provided by financing activities was $4.5 million, consisting of $4.4 million in loan proceeds, $30 thousand from stock option and warrant exercises, and $250 thousand from the issuance of common stock, partially offset by $198 thousand in loan repayments.

For the nine months ended September 30, 2024, cash provided by financing activities was $5.0 million, consisting of $5.0 million in loan proceeds, partially offset by a $20 thousand adjustment to loan origination fees and $1 thousand in shareholder receivables.

Indebtedness Conversion

The Company continuously worked with its creditors to secure agreements to convert its existing indebtedness to equity for the nine months ended September 30, 2025.

On March 20, 2025, the Company entered into a settlement agreement and stipulation with Silverback Capital Corporation (“SCC”). Under the terms of the agreement, SCC agreed to assume the Company liabilities totaling $8,230,977 in exchange for shares of common stock at a conversion price of $1.50 per share. On March 26, 2025, SCC completed the first tranche of the agreement, acquiring $1,378,303 in accounts payable and receiving 918,869 shares of common stock in exchange. In addition, the Company agreed to issue 33,000 shares as settlement fees and 150,000 shares for legal fees, for a total of 1,101,869 shares issued in the first tranche. The Company subsequently issued 1,500,000 shares to SCC on May 7, 2025 for the second tranche to acquire $540,000 of accounts payable and $600,000 of loans; 1,600,000 shares on May 21, 2025 for the third tranche to acquire $742,033 of accounts payable and $42,966 of loans; 2,298,000 shares on June 11, 2025 for the fourth tranche to acquire $554,300 of accounts payable and $250,000 of loans; 1,500,000 and 1,565,762 on July 18 and July 29, 2025 respectively for the fifth tranche to acquire $1,064,489 of accounts payable; 2,680,000 and 1,165,503 shares on July 30 and July 31, 2025 respectively for the sixth tranche to acquire $993,185 of accounts payable and $300,000 of loans; and 2,700,000 and 2,800,000 on August 19 and September 4, 2025 respectively for the seventh tranche to acquire $1,120,606 of accounts payable.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in the rules and regulations of the SEC, over the past three fiscal years, as of December 31, 2024 and for the nine month ending September 30, 2025.

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

We carried out an evaluation, under the supervision and with the participation of our senior management, consisting of Dolan Falconer, President and Chief Executive Officer (Principal Executive Officer) and James C. White (Principal Financial and Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. As previously disclosed, our disclosure controls and procedures were not effective due to the following material weaknesses identified: (1) a material weakness in our internal controls over financial reporting related to valuation of matters associated with accounting for warrants, derivatives and unit-based compensation awards, particularly our process for developing the estimates, our application of the appropriate methodologies utilized, and our evaluation of the completeness and accuracy of the underlying data utilized in deriving the estimates; (2) a material weakness in the complete identification and accounting interpretation of the complex terms in various contractual arrangements entered into, including those related to debt and equity arrangements, revenue arrangements with our customer, consulting and vendor arrangements for services provided and legal judgments; (3) a material weakness related to the lack of appropriate approvals related to related party transactions; (4) a material weakness related to the financial reporting close process, including the preparation and review of technical accounting interpretations and the recording of such balances, account reconciliations including inventory, preparation of tax provision, and journal entries, and; 5) a material weakness related to the IT environment including controls over cybersecurity, logical, network, and physical security, data backup and recovery, change management and vendor management, including review of SOC1 Type 2 reports and the consideration of the reports’ recommended end-user control considerations.

In addition, the restatement of our condensed consolidated financial statements for the six months ended June 30, 2025 identified a further material weakness related to ineffective controls over the identification, recording, classification, and presentation of various transactions, including share-based arrangements with non-redemption shareholders, de-SPAC transaction cost classifications, duplicate expense recognition, tax penalty and interest accruals, revenue and cost of goods sold adjustments, balance sheet presentation of pledged shares, and the classification of prepaid inventory and accrued advisory fees. These errors demonstrated deficiencies in our period-end financial reporting controls and review procedures.

As of the end of the reporting period, none of these material weaknesses had been fully remediated. Accordingly, management concluded that our internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. – Legal Proceedings

As previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on May 14, 2025, the Company had failed to remit U.S. federal taxes from amounts withheld from employee wages and the employer portion of such taxes during the period from the first quarter of 2017 through October 31, 2023. All payroll taxes and withholdings for the foregoing tax periods have been paid in full. However, the Company has accrued additional penalties and interest associated with late payments. On January 8, 2025, the Company remitted an additional $500,000 to the IRS toward satisfying these outstanding liabilities. As of September 30, 2025, the Company has not fully remitted to the IRS its tax obligations. The failure to deposit penalty and associated interest was calculated and recorded in the condensed consolidated balance sheets under the caption of accrued federal tax liability, penalties and interest.

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

Our common stock is listed on the Nasdaq Stock Market (“Nasdaq”) under the symbol “STAI.” If we fail to comply with Nasdaq’s rules for continued listing, Nasdaq may take steps to delist our common stock. On May 27, 2025, the Company received an additional deficiency letter from Nasdaq (the “MVLS Notice”), notifying the Company that, based on the market value of listed securities for the previous 30 consecutive business days, the listing of the Company’s common stock was not in compliance with Nasdaq Listing Rule 5450(b)(2)(A) to maintain a minimum market value of listed securities of at least $50 million (the “MVLS Requirement”). In accordance with Nasdaq rules, the Company has a period of 180 calendar days (or until November 24, 2025) to regain compliance with the MVLS Requirement. To regain compliance during this 180-day compliance period, the minimum market value of listed securities must close at $50 million or more for a minimum of 10 consecutive business days. On November 26, 2025, the Staff notified the Company (the “Notice”) that its securities are subject to delisting from The Nasdaq Global Market as a result of not satisfying the requirement by the aforementioned deadline.

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

On August 26, 2025, the Company received a deficiency letter (the “Periodic Report Notice”) from Nasdaq Listing Qualifications notifying the Company that it is not in compliance with the requirements of Nasdaq Listing Rule 5250(c)(1) as a result of not having timely filed with the SEC its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025. The Periodic Report Notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Global Market, and the Company filed Form 10-Q/A for the quarterly period ended June 30, 2025 on November 28, 2025.

On November 5, 2025, the Staff notified the Company that compliance with MVPHS has been regained and the matter is now closed

The Company has requested a hearing before the Nasdaq Hearings Panel and paid the associated fee. Because the Notice cites non-compliance with Nasdaq Listing Rule 5250(c)(1) as an additional basis for the Staff determination, the Company has received an automatic 15-day stay of suspension under Nasdaq Listing Rule 5815(a)(1)(B) in connection with that deficiency. The Company has also submitted a request for an extended stay of suspension applicable to the full determination, including the MVLS deficiency, pending the outcome of the hearing. At the hearing, the Company plans to present a comprehensive compliance plan addressing both the MVLS Rule and its recent filing status. The Notice also referenced the Company’s delinquency under Nasdaq Listing Rule 5250(c)(1) (the “Periodic Reporting Rule”) relating to its Form 10-Q for the periods ended June 30, 2025 and September 30, 2025. Consistent with Listing Rule 5810(c)(2)(A), the Company is ineligible for Staff to review and accept a compliance plan with respect to these delinquent filings, and non-compliance with the Periodic Reporting Rule serves as an additional and separate basis for delisting. Since the date of the Notice, the Company has filed its amended and restated Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2025 and its amended and restated Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2025. A hearing before the Panel has been scheduled for January 22, 2026, to appeal the previously disclosed Nasdaq Listing Qualification Staff (“Staff”) determination regarding delisting.

In the event that the Company does not regain compliance with the MVLS Requirement, or Bid Price Requirement, prior to the expiration of each respective 180-day compliance period, the Company will receive written notification from Nasdaq that the Company’s securities are subject to delisting. Alternatively, the Company may transfer the listing of its securities to The Nasdaq Capital Market, provided the Company will only be able to transfer the listing to The Nasdaq Capital Market if the Company then meets the continued listing requirements on The Nasdaq Capital Market.

If we fail to regain compliance with the MVLS Requirement, or Bid Price Requirement, or for any other reason, Nasdaq delists our common stock from trading on its exchange and we are unable to obtain listing on another national securities exchange or take action to restore our compliance with the Nasdaq continued listing requirements, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

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

Item 2. – Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

The following table lists issuances of common stock that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were made pursuant to Section 4(a)(2) of the Securities Act.

Unregistered Shares
Common Stock issued on January 6, 2025	352,795
Common Stock issued on January 30, 2025	1,650,000
Common Stock issued on February 18, 2025	3,772,177
Common Stock issued on March 27, 2025	1,101,868
Common Stock issued on April 2, 2025	7,654,800
Common Stock issued on April 17, 2025	5,350,000
Common Stock issued on May 7, 2025	1,500,000
Common Stock issued on May 16, 2025	1,050,000
Common Stock issued on May 19, 2025	3,200,000
Common Stock issued on May 21, 2025	1,600,000
Common Stock issued on June 11, 2025	2,298,000
Common Stock issued on July 18, 2025	1,500,000
Common Stock issued on July 25, 2025	2,295,530
Common Stock issued on July 29, 2025	1,565,762
Common Stock issued on July 30, 2025	2,680,000
Common Stock issued on July 31, 2025	1,165,503
Common Stock issued on August 19, 2025	2,700,000
Common Stock issued on August 29, 2025	1,518,522
Common Stock issued on September 5, 2025	2,800,000
Common Stock issued on September 24, 2025	580,125
Total unregistered shares	46,335,082

Repurchases

As of September 30, 2025, the Company has not repurchased any of its outstanding common stock.

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

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of our executive officers or directors (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted, terminated, or modified a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each of those terms is defined in Item 408 of Regulation S-K), other than Karl Brenza who was Chairman and a member of the Board of Directors of the Company until June 9, 2025. On April 14, 2025, Mr. Brenza adopted a trading arrangement (the “Brenza Rule 10b5-1 Trading Plan”) for the sale of the Company’s common stock that is intended to satisfy the affirmative defense of Rule 10b5-1(c). The Brenza Rule 10b5-1 Trading Plan provides for the sale of up to 1,035,000 shares of common stock pursuant to the terms of the plan and expires on December 31, 2025 (subject to earlier termination for certain specified events set forth in the plan).

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

Date: December 12, 2025	ScanTech AI Systems Inc.

	By:	/s/ Dolan Falconer
	Name:	Dolan Falconer
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ James White
	Name:	James White
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)